Form 10QSB
period 1995-04-30
CASPEN OIL INC
filed 1995-06-14
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                     Form 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934


              For Quarter Ended                  Commission File Number
               April 30, 1995                            1-7965


                                   CASPEN OIL, INC.
                (Exact name of registrant as specified in its charter)


                   Nevada                              75-1325831
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


                              777 S. Wadsworth Boulevard
                                Irongate 3, Suite 201
                                 Lakewood, CO  80226
                       (Address or principal executive offices)

                                    (303) 987-0925

                 (Registrant's telephone number, including area code)


          (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
          Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                 Yes    X                                   No

          As of April 30, 1995, the Registrant had 18,092,249 shares of Common Stock outstanding.

          Transitional Small Business Disclosure Format:     Yes       ;
               No    X

          CASPEN OIL, INC.
          AND SUBSIDIARIES

          FORM 10-QSB

          April 30, 1995




          PART I - FINANCIAL INFORMATION

          Item 1.        Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets . . . . . . . . . 1

                  Condensed Consolidated Statements of Operations . . . 2-3

                  Condensed Consolidated Statement of
                   Shareholders' Equity . . . . . . . . . . . . . . . . 4-5

                  Condensed Consolidated Statements of Cash Flows . . . . 6

                  Notes to Condensed Consolidated Financial Statements  7-8


          Item 2.  Management's Discussion and Analysis or
                         Plan of Operation  . . . . . . . . . . . . .  9-10


          PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                    Security Holders  . . . . . . . . . . . . . . . . .  11

          Item 6.        Exhibits and Reports on Form 8-K . . . . . . .  11

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  12




                 CASPEN OIL, INC.
                 AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                 (Unaudited)


                                                                                            April 30,               July 31,
                 ASSETS                                                                        1995                   1994

                 CURRENT ASSETS
                     Cash and cash equivalents                                            $     560,903           $    628,955
                     Accounts receivable and prepaid expenses                                   291,551                430,610

                                                                                                852,454              1,059,565

                 PROPERTY AND EQUIPMENT, AT COST
                     Oil and gas properties, full cost method of accounting                  20,383,178              20,284,545
                     Other                                                                      302,061                302,061
                                                                                             20,685,239             20,586,606
                     Less accumulated depletion, depreciation and amortization               16,751,621             16,442,189
                                                                                              3,933,618              4,144,417

                 OTHER                                                                           58,662                 27,670

                             TOTAL ASSETS                                                  $  4,844,734           $  5,231,652

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                 CURRENT LIABILITIES
                     Notes payable                                                         $  1,695,000           $  1,707,500
                     Accounts payable                                                           883,401              1,273,182
                     Accrued expenses                                                           302,928                239,828
                                                                                              2,881,329              3,220,510
                 NOTE PAYABLE, OTHER, LONG-TERM                                                  30,000                 30,000

                 SHAREHOLDERS' EQUITY
                     Convertible preferred stock:
                       Series A                                                                 600,000                600,000
                       Series C                                                                 300,000                300,000
                       Series E                                                                 125,000                125,000
                       Series F                                                                     -                  241,000
                     Common stock                                                               180,922              8,996,125
                     Additional paid-in capital                                              21,091,871             12,865,705
                     Accumulated deficit                                                    (20,354,678)           (20,098,771)
                                                                                              1,943,115              3,029,059
                     Less treasury stock                                                          9,710              1,047,917
                                                                                              1,933,405              1,981,142

                             TOTAL LIABILITIES AND
                                SHAREHOLDERS' EQUITY                                      $   4,844,734          $   5,231,652

                 See accompanying notes to condensed consolidated financial statements.




                 CASPEN OIL, INC.
                 AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (Unaudited)


                                                                                                       Three months ended
                                                                                                           April 30,
                                                                                                     1995           1994

                 REVENUE
                   Oil and gas sales                                                               $ 228,600    $ 360,617
                   Overhead income                                                                    12,415       12,938
                   Interest income                                                                     9,789        6,295
                   Other                                                                               1,998        2,641
                                                                                                     252,802      382,491

                 COSTS AND EXPENSES
                   Production and operating                                                          116,186      312,612
                   Depletion, depreciation, and amortization                                         103,144       80,690
                   General and administrative                                                        198,171      286,344
                   Interest expense                                                                   32,297       35,237
                                                                                                     449,798      714,883
                 NET INCOME (LOSS)                                                                  (196,996)    (332,392)

                 DIVIDEND REQUIREMENTS ON PREFERRED STOCK                                            269,775       176,538

                 LOSS APPLICABLE TO COMMON STOCK                                                   $(466,771)    (508,930)

                 LOSS PER COMMON SHARE                                                             $  (.03)     $  (.03)





                 See accompanying notes to condensed consolidated financial statements.







                 CASPEN OIL, INC.
                 AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (Unaudited)



                                                                                                         Nine months ended
                                                                                                             April 30,
                                                                                                       1995          1994

                 REVENUE
                   Oil and gas sales                                                               $ 891,958        $1,635,161
                   Overhead income                                                                    39,992            32,070
                   Interest income                                                                    21,530            21,182
                   Other                                                                             267,104             3,503
                                                                                                   1,220,584         1,691,916

                 COSTS AND EXPENSES
                   Production and operating                                                          439,999           699,152
                   Depletion, depreciation, and amortization                                         309,432           288,772
                   General and administrative                                                        634,635           955,882
                   Interest expense                                                                   92,425           105,990
                                                                                                   1,476,491         2,049,796
                 NET LOSS                                                                           (255,907)         (357,880)

                 DIVIDEND REQUIREMENTS ON PREFERRED STOCK                                            809,550           529,614

                 LOSS APPLICABLE TO COMMON STOCK                                                 $(1,065,457)        $(887,494)

                 LOSS PER COMMON SHARE                                                           $   (.06)         $    (.05)





                 See accompanying notes to condensed consolidated financial statements.


   CASPEN OIL, INC.
   AND SUBSIDIARIES
   Condensed Consolidated Statement of Shareholders' Equity
   (Unaudited)




      Preferred Stock            Common Stock  Addition                 Accumu-                          Total
                                                                        Paid In          lated        Treasury         Share-
                      Series  Shares  Amount     Shares        Amount   Capital    deficit            stock    equity

     Balance at
      July 31,
      1994
                      A       600,000  $600,000   17,992,249   $  179,922    $21,681,908   $(20,098,771)   $(1,047,917) $1,981,142
                      C       300,000   300,000
                      E       125,000   125,000
                      F       241,000   241,000
     Sale of Series A Preferred Stock
       (207,694 shares
      sold for $1.00 per share)                                 (831,037)                     1,038,731         207,694

     Purchase of Series A Preferred Stock
       (100 shares purchased
      for $1.00 per share)                                                                                        (100)      (100)


     Net Income for the three months ended  October 31, 1994                                                    99,003      99,003

     Balance at October 31, 1994
                      A       600,000  $600,000   17,992,249   $  179,922    $20,850,871   $(19,999,768)       $(9,286) $2,287,739
                      C       300,000  $300,000
                      E       125,000  $125,000
                      F       241,000  $241,000
     Purchase of Series A Preferred Stock
       (300 shares purchased for $1.00 per share)                                                  (300)          (300)
     Purchase of Common Stock
       (449 shares purchased for $.05 per share)                                                    (23)           (23)

     Cancellation of Series F Preferred
       Stock                (241,000) (241,000)                                  241,000

     Net Loss for the three months
       ended January 31, 1995                                                               (157,914)         (157,914)

     Balance at January 31, 1995A600,000$600,000  17,992,249  $  179,922     $21,091,871   $(20,157,682)       $(9,609) $2,129,502
                      C       300,000  $300,000
                      E       125,000  $125,000


                                                                  4CASPEN OIL, INC.
     AND SUBSIDIARIES

     Condensed Consolidated Statement of Shareholders' Equity
     (Unaudited)





                   Preferred Stock     Common Stock           Additional   Accum-                       Total
                                                              Paid-in      ulatated        Treasury     Stockholders'
           Series   Shares   Amount    Shares     Amount      capital      deficit         stock        equity

     Balance
      at         A 600,000  $600,000   17,992,249  $  179,922 $21,091,871  $(20,157,682)   $(    9,609) $2,129,502
      Jan 31,    C 300,000  $300,000
       1995      E 125,000  $125,000
     Purchase of
      Series A
      Preferred Stock
       (100 shares
       purchased for
       $1.00 per share)                                                                          (100))       (100)

     Issuance of 100,000 shares Common Stock
       for services                                    100,000      1,000                                    1,000
     Purchase of Common Stock
       (15 shares purchased for $.13 per share)                                      (1)            (1)

     Net Income for the three months
       ended April 30, 1995                                                                      9,486     9,486

     Balance at  A 600,000  $600,000   18,092,249  $  180,922 $21,091,871  $(20,148,196)   $(    9,710) $2,139,887
       April 30, C 300,000  $300,000
        1995     E 125,000  $125,000






     CASPEN OIL, INC.
     AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows
     (Unaudited)




                                                                                                              Nine months ended
                                                                                                                  April 30,
                                                                                                        1995                    1994
     CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                                                                         $(255,907)      $(357,880)
       Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
           Depletion, depreciation, and amortization                                                      309,432       286,540

           Issuance of common stock for services                                                            1,000       125,000


           Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable
                and prepaid expenses                                                                      139,059         (251,724)
Increase (decrease) in accounts payable and
               accrued expenses                                                                          (326,681)         253,173

                   NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                                                                 (133,097)          55,109

     CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposition of property and equipment                                                  6,754          311,664
       Purchase of property and equipment, net of property
         sales and well credits                                                                          (105,388)        (332,455)
(Increase) Decrease in other assets                                                                      ( 30,992)           6,729
       Other              -                                                                                   500

                   NET CASH USED IN INVESTING ACTIVITIES                                                 (129,626)        ( 13,562)

     CASH FLOWS FROM FINANCING ACTIVITIES

       Payment on note payable                                                                           ( 12,500)        (300,000)
       Sale of treasury stock for working capital                                                         207,694              -
       Purchase of treasury stock                                                                        (    523)             -
       Proceeds from issuance of Series E Preferred Stock     -                                                            500,000

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                                              194,671         200,000

                   INCREASE (DECREASE) IN CASH
                      AND CASH EQUIVALENTS                                                                (68,052)        241,547

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       628,955         613,245

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  560,903    $ 854,792

     See accompanying notes to condensed consolidated financial statements.


     CASPEN OIL, INC.
     AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements

     Nine Months Ended April 30, 1995




     (1)  Basis of Presentation
          The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at April 30, 1995, and the results of operations for the nine month periods ended April 30, 1995, and 1994. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.


     (2)  Related Party Capital Transaction

          In October 1994, the Company sold 207,694 Series A Preferred shares held in its Treasury for one dollar ($1.00) per share to its largest common shareholder, Trans Energy, Inc., a wholly owned subsidiary of Churchill U.S.A., Inc. The offer was made by the Company initially to its largest Series A Preferred Shareholder, MCorp Management ("MCorp); however, MCorp declined purchasing the shares. The sale enhanced the Company's working capital.


     (3)  Daiwa Bank, Ltd. Loan Restructure

          The Company and its primary lending institution, the Daiwa Bank, Ltd. ("Daiwa") are currently discussing terms to allow for the restructuring of the $1,685,000 of outstanding debt owed to Daiwa. There can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which secure the debt until terms are finalized.

     (4)  Change In Par Value of Common Stock

          The Board of Directors of the Company deemed it appropriate to propose a reduction in the par value of the Common Shares from $.50 per share to $.01 per share. The shareholders approved the proposal for the reduction in  the stated par value  during the last proxy  vote at the annual meeting held November 29, 1994.  The Company submitted  Amended and Restated Articles of Incorporation reflecting this change with the
          Nevada Secretary of State. The change in par value became effective via approval from the Nevada Secretary of State on December 14, 1994. With respect to the presentation of these financial statements, all periods presented herein reflect the change in par value of the Company's Common Stock from $.50 to $.01.

                                          7
     CASPEN OIL, INC.
     AND SUBSIDIARIES

     Notes to Condensed Consolidated Financial Statements (Continued)

     Nine Months Ended April 30, 1995



     (5)  Consolidated European Ventures Limited Exchange Agreement

          On January 31, 1995, the Company executed an Exchange Agreement ("Agreement") with Consolidated European Ventures Limited ("CEV") in an effort between the two parties to equitablely close out the original Exchange and Reorganization Agreement attempted last fiscal year.

          The basic terms of the Agreement called for CEV to transfer and deliver to the Company the 241,000 shares of Series F Preferred Stock
(originally  issued  pursuant  to  the  terms  of  the   Exchange  and
          Reorganization Agreement dated March 7, 1994) and having a liquidation value of $100,000,000, in exchange for the Company transferring and delivering to CEV, 60 shares of the common stock owned by the Company in Mercury Sales and Distribution, Inc. ("Mercury") (also originally issued pursuant to the terms of the Exchange and Reorganization Agreement of March 7, 1994) which represents 60% of the issued and outstanding shares of Mercury. The Company retains a 40% equity ownership in Mercury for the discharge of $457,000 due the Company by CEV. As of July 31, 1994, the Company had fully impaired a receivable in the amount of $370,000 from Mercury. The Company will not assign a value to its 40% ownership in Mercury at this time.


     (6)  Consolidation of Working Interest in Nukern Lease

          In an Agreement between Summit Overseas Exploration, Inc. (wholly-owned subsidiary of the Company) ("Summit"), the Villiers Group plc and Churchill U.S.A., Inc., the respective Boards of Directors of each determined in the best interests of their respective shareholders to
capitalize   a newly formed  company, CSV Holdings,  Inc., a  Colorado
          corporation ("CSV") for the purpose of administering the Nukern lease holdings of each to maximize the value of the lease and to enhance its salability.

          To its end, the Company, through it's wholly-owned subsidiary, Summit, transferred its 42.22% working interest in the Nukern lease to CSV as its share of the capitalization, along with a working capital loan to CSV of $42,223. The working capital loan is tied to a promissory note dated December 1, 1994, with principal and interest, at six percent,
due in full December 1, 1998.   The use of the working capital will be
          for maintenance of the Nukern lease and for future steam flood expansion of the lease.

          The Company also received a net revenue production note of $1,926,345 from CSV in exchange for the assignment of its working interest in the Nukern lease to CSV. The net revenue production note, dated December 1, 1994, has principal and interest, at six percent, scheduled to be payable beginning January 1, 1997, in quarterly payments equal to 25% of the net production revenue from 42.22% working interest in the
Nukern  lease during  each  calendar  quarter.   The Company  has  not
          recorded the net revenue production note as its realization relies upon net production revenue to be generated in the unforeseeable future.

     CASPEN OIL, INC.
     AND SUBSIDIARIES
     Item 2.   Management's Discussion and Analysis or Plan of Operation




     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's annual report on Form
10-KSB for the fiscal year ended July 31, 1994.

     Liquidity and Capital Resources

     During the  nine months ended April  30, 1995, the working  capital deficit
     decreased from July 31, 1994, by approximately $136,000.   This decrease is
     due largely to a decrease in trade accounts payable.

     The Company's current  liabilities exceed current  assets by $2,028,875  at
     April 30,  1995.   The working capital  deficit at April  30, 1995,  is due
primarily to the $1,685,000 of the Company's debt due to Daiwa Bank which matured in June 1993.

     The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

     CASPEN OIL, INC.
     AND SUBSIDIARIES
     Item 2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation,
     Continued





     Results of Operations

     Oil and gas revenues were substantially lower in the nine months ended April 30, 1995, as compared to the nine months ended April 30, 1994. This was attributable to the following:

          -  higher gas prices in 1994
          - oil production at the Vermilion Bay lease has decreased over 1994 and oil prices from this lease are $2.00 lower per barrel than in 1994
          -   the Nukern lease was  not producing in  fiscal 1995, as it  was in
          fiscal year 1994.   The Company has       assigned its interest in the
          Nukern to CSV Holdings.- the West Delta lease in Louisiana continue s to be in dispute over
          unauthorized  and excessive  joint         interest billings  by Torch
          Operating and operations of  the lease are in a  state of flux due  to
          the              apparent unauthorized  appointment and  assignment of
          operations  to a new operator  leaving future       revenues from this
          lease in question
          -  the Manville Forrest Products #1-10 lease, a non-operated property,
          shut-in since the                           September  1994 production
          month, went to water and a subsequent re-work to perforate a new zone, up hole, is currently being performed by the operator.  The Company
owns approximately a 33%       interest in  this lease.  The MFP #1-10
          is now in production at  somewhat less volume than before the      re-
          work.

     The Company experienced lower gas prices in the nine months ended April 30, 1995, compared with those received in the same period last year, whereas higher oil prices were experienced in the first nine months of fiscal year 1995 when compared with the same period last year. Average oil and gas prices received in the nine months ended April 30, 1995, were approximately $16.00 per barrel of oil and $1.40 per MCF gas as compared to approximately
$13.00 per barrel  of oil and $1.80  per MCF gas for the  nine months ended
     April 30, 1994.

     The Company reported a net loss of $(255,907) for the nine months ended April 30, 1995, compared to a net loss of ($357,880) for the nine months ended April 30, 1994. Although oil and gas revenues were substantially lower in the nine months ended April 30, 1995, than in the same period in 1994, production and operating expenses and general and administrative expenses were also lower in 1995 than 1994. Oil and gas revenues approximated $892,000 for the nine months ended April 30, 1995, while
revenues for the same  period in 1994 approximated $1,635,000.   Production
     and operating expenses for the nine months ended April 30, 1995, were approximately $440,000, as compared to the nine months ended April 30,

     1994, which were approximately $699,000. The increase in lease operating expenses to 49 percent of oil and gas sales from 43 percent reflects the activities detailed above with respect to the decrease in oil and gas revenues for the nine months ended April 30, 1995.

     General and administrative expenses for the nine months ended April 30, 1995, decreased by approximately $321,000 from the corresponding nine months ended April 30, 1994. This decrease primarily related to lower costs of merger and acquisition activities.

     Series A Preferred Stock Cumulative Dividends In Arrears
     The terms of the Series A Shares provide that no dividends may be paid on the Common Shares, Series C or Series E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of April 30, 1995, dividends on the Company's Series A Shares are in arrears $14.839 per share for a total of $8,896,202.

     CASPEN OIL, INC.
     AND SUBSIDIARIES
     Part II.  Other Information





     Item 4.   Submission of Matters to a Vote of Security Holders

          None.

     Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits - none

     (b)  Reports on Form 8-K - none

                                      SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASPEN OIL, INC.



     June 12, 1995                           By:

                                            Gary N. Davis, Treasurer

                                      SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASPEN OIL, INC.



     June 12, 1995                           By:/s/ Gary N. Davis

                                            Gary N. Davis, Treasurer