Form 10-Q
period 1995-09-30
CASPEN OIL INC
filed 1995-11-15
CIK 95254

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
          (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1995

                                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from __________ to __________

                           Commission file number:  1-7965

                                   CASPEN OIL, INC.
             (Name of small business issuer as specified in its charter)

                           Nevada                      75-1325831
               (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)     Identification No.)

                    Irongate 3, Suite 201
                   777 S. Wadsworth Blvd.
                     Lakewood, Colorado                  80226
          (Address of principal executive offices)     (Zip Code)

            Issuer's telephone number, including area code: (303) 987-0925

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of Each Exchange on
                     Title of Each Class            Which Registered

                            None                          N/A

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 Title of Each Class

                               Common Shares, par value
                                   $0.01 per share
                        Series A $1.80 Cumulative Convertible
                                  Preferred Shares,
                              par value $1.00 per share

               Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days:  Yes    x             No


               The Registrant's revenues for the fiscal year ended July 31, 1995, were $1,483,269.

               The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average prices of such stock as of October 1, 1995, is not determinable since the Company's securities are not actively traded.

                                                          Aggregate Market Value
                             Title of Class                at October 1, 1995

           Common Shares, par value $0.01 per share                      N/A
          Series A $1.80 Cumulative Convertible Preferred
                    Shares, par value $1.00 per share                    N/A
          Series C Preferred Shares, par value $1.00 per share           N/A*
                          *Not publicly traded
          Series E Preferred Shares, par value $1.00 per share           N/A*
                          *Not publicly traded

                                   Total                                $ N/A

          As of October 1, 1995, 18,092,222 Common Shares of the Registrant were issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

             Registrant's Proxy Statement for its 1995 Annual Meeting of
          Shareholders:  Part III

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
          this Form 10-KSB.   x

          Transitional Small Business Disclosure Format: Yes      ; No   x

                                        PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

          General Development of Business

               Caspen  Oil,  Inc. (the  "Company"  or  "Caspen"), a  Nevada
          corporation, was organized in 1970 as a successor to a corporation organized in 1949. The Company and its subsidiaries are presently engaged in oil and gas exploration, development and production and the acquisition of producing oil and gas properties. The Company was previously named "Summit Energy, Inc." In August 1988, the name of the Company was changed to "Caspen Oil, Inc." As used herein, all references to the "Company" are to Caspen Oil, Inc. and its subsidiaries, unless the context requires otherwise.

               In fiscal year 1995, the Company had one industry segment: oil and gas operations. Information regarding revenue, operating profit or loss and assets are included in and incorporated by reference to the Consolidated Financial Statements included in
          Item 7 of this Report.

          Recent Developments

               The Company's Common and Series A $1.80 Cumulative Convertible Preferred Stock were removed from the American Stock Exchange on July 29, 1994, because the Company no longer satisfied certain of the financial requirements for continued listing. The Company's Common Shares trade on the NASD electronic OTC bulletin board, under the symbol "CSPN".

               Consolidated European Ventures Limited Exchange Agreement

               On January 31, 1995, the Company executed an agreement with Consolidated European Ventures Limited ("CEV") in an effort between the two parties to equitably close out the original merger agreement attempted last fiscal year. The basic terms of the agreement called for CEV to return to the Company the 241,000 shares of Series F Preferred Stock which were issued under the merger agreement dated March 7, 1994. The Series F Preferred Stock was subsequently cancelled.

               Consolidation of Working Interest in Nukern Lease

               Pursuant to an agreement dated September 20, 1994, between Summit Overseas Exploration, Inc. (wholly-owned subsidiary of the Company) ("Summit"), the Villiers Group plc, a public limited company organized under the laws of Northern Ireland, and Churchill U.S.A., Inc., a Colorado corporation, each party agreed to capitalize a newly formed company, CSV Holdings, Inc., a Colorado corporation ("CSV") for the purpose of administering the Nukern lease holdings of each to maximize the value of the lease. To this end, each party transferred its respective working interest in the Nukern lease to CSV as its share of the capitalization, along with a pari-passu working capital loan to cover the estimated projected maintenance costs of the Nukern lease through fiscal 1995. Of this, Summit transferred its 42.22% working interest for which it received 48.8% of the equity in CSV and a production loan of $1,926,345. In addition, the Company paid $42,223 as its share of the working capital loan. The working capital loan is tied to a promissory note dated December 1, 1994, with principal and interest, at six percent, due in full December 1, 1998.

               Other

               The Company sued and was granted a judgement of $715,500, plus interest of $84,908 through July 31, 1995, against the parties in the United Kingdom associated with the wrestling cable and television project. The Company has assigned no value to the judgement in its financial statements since the asset had previously been impaired and the collectability thereof through the English court system is yet to be determined.

               The remainder of the discussion of the business in this Item 1 focuses primarily on the Company's oil and gas business.

          Products, Markets, Methods of Distribution and Revenues. Oil and gas are the principal products produced by the Company. The Company does not refine or otherwise process crude oil and condensate production. The oil and condensate it produces are sold to refineries and oil transmission companies at posted field prices in the area where production occurred. The Company does not have long-term contracts with purchasers of its oil and condensate production.

               The market for oil and gas is at all times subject to a large number of important variables beyond the control of any single producer which cannot be accurately predicted.
               The availability of a ready market for any oil or gas discovered and produced by the Company and the price obtained therefor is affected by competition from other energy sources, the supply of domestic and imported oil and gas, the proximity and capacity of pipelines, market demand, the effect of state and federal regulations of production and transportation of oil and gas and the effect of changes in tax law affecting the oil and gas industry. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of oil and gas from any producing well in which the Company has an interest.

               From time to time there may exist a surplus of natural gas and/or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Company may produce and sell while such surplus exists. The natural gas market continues to be volatile due to a number of factors, including the worldwide supply of oil and gas, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels and the availability of pipeline capacity. In addition, the production and sale of natural gas are subject to extensive federal, state, and local regulations, which greatly affect the marketing of natural gas.

               In certain areas in which the Company engages in gas exploration and production activities, the supply of natural gas available for delivery from time to time exceeds the demand. During such times companies purchasing gas in such areas reduce the amount of gas that they will purchase or "take." If buyers cannot be readily located for newly discovered gas reserves, newly completed gas wells may be shut-in for various periods of time. There are no assurances that the over-supply of natural gas in certain areas will not in the future cause the Company to experience "take" problems or adversely affect the Company's ability to obtain contracts to market gas discovered in wells in which the Company owns an interest.

               The average price of all oil sold by the Company in fiscal 1995 was $14.54 per barrel, while the same average for fiscal 1994 was $14.11 per barrel. The average price of all gas sold by the Company in fiscal 1995 was $1.36 per mcf, while the same average for fiscal 1994 was $1.82 per mcf.

               Customers. For fiscal year ended July 31, 1995, the major customers purchasing more than 10% of the Company's oil and gas production were Cambridge Production (16%); Delhi Gas Pipeline (11%); and Border Resources, Inc. (10%).

               Competition. The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company.

               The Company's ability to discover reserves in the future depends on its ability to select, generate and acquire suitable prospects for future exploration. The Company does not currently generate its own prospects and depends exclusively upon external sources, such as various oil and gas publications and contacts with brokers selling oil and gas companies and prospects.

               Risks.  The Company's  operations are subject to all  of the risks normally incident to the exploration for and production of oil and gas, including blowouts (wells blowing into the atmosphere out of control), cratering (the subsidence of the surface of the earth as a result of some blowouts), pollution and fires, each of which could result in damages to or destruction of oil and gas wells or formations or production facilities or damage to persons and property. The Company occasionally has experienced such blowouts, cratering, pollution or fires in the ordinary course of business; however, none of these past events has resulted in a material adverse effect to the Company. As is common in the oil and gas industry, the Company is not fully insured against these risks either because insurance is not available or because the Company has elected not to insure due to prohibitive premium costs. Although the Company does not directly engage in drilling activities, in case of any such events, the Company may be held responsible for any such events occurring on its properties. If such events should occur as a result of negligence on the part of a contractor, then the Company would have recourse against the contractor; however, the occurrence of such an event not fully insured against could have a material adverse effect on the Company's financial position.

               Exploration, Development and Acquisitions. At the present time the Company does not have an exploration department. The Company utilizes outside consulting geologists and engineers to evaluate new prospects and acquisitions identified by the Company's staff and by others. The Company generally seeks out and explores for hydrocarbons in known oil and gas producing sedimentary basins. The Company currently uses outside consultants to generate prospects to be operated in the Company's name.

               The  Company finances  its exploration, development  and oil and gas acquisition investments primarily from cash flows generated from existing operations. The Company made exploration, development, and acquisition expenditures totaling $159,200 during the fiscal year ended July 31, 1995 as compared to $737,595 for the fiscal year ending July 31, 1994.

               Environmental  Regulation.  Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. The Company spent approximately $24,000 in fiscal 1995 as compared to approximately $149,000 in fiscal 1994. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to it of complying with present and future environmental laws and regulations.

               Governmental Regulation. Domestic exploration for and production and sale of oil and gas is subject to federal and state governmental regulation in a variety of ways. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations applicable to the oil and gas industry that are often difficult and costly to comply with and that may carry substantial penalties for failure to comply. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

               Employees. As of September 30, 1995, the Company (including its subsidiaries) employed 2 persons, both of whom were full-time employees. In addition, through a Service and Operations Agreement with Churchill U.S.A., Inc., the Company is provided with the following specific services: all computerized oil and gas accounting; all oil and gas revenue disbursements; all oil and gas production reporting; all oil and gas field supervision, general corporate legal service, and all office space and administrative activities at actual cost plus five (5) percent.

               Financial Information About Foreign and  Domestic Operations
          and Export Sales. During the two fiscal years ended July 31, 1995, and 1994, the Company's oil and gas revenue has been received from operations conducted and properties located within the United States. In addition, the Company owns a working interest in one property which is unproven in the United Kingdom's North Sea; however, there have been no activities conducted on that particular property. Accordingly, except for certain investment transactions and the ownership of the working interest in the United Kingdom, all of the Company's consolidated revenue, operating profit and identifiable assets are attributable to the United States for such periods. The Company did not engage in export sales during the two fiscal years ended July 31, 1995, and 1994. Accordingly, there were minimal identifiable assets located outside the United States, and no significant revenues or pretax earnings or losses were realized during the two fiscal years ended July 31, 1995, and 1994 from operations outside the United States.

          ITEM 2.  DESCRIPTION OF PROPERTY

          Location and General Character

               The  Company's  principal  producing  areas  are  in  Texas,
          Oklahoma, New Mexico, and Louisiana. The Company's interests in oil and gas properties are held by virtue of leaseholds on the property which generally continue in force by reason of, and so long as, production from the lands under lease is maintained. The Company believes that it generally has satisfactory title to its oil and gas properties. Such properties are generally subject to customary royalty interests contracted in connection with the acquisition of the property, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Company believes that none of such burdens materially detracts from the value of such properties or materially interferes with their use in the operation of the Company's business. As part of its Service and

          Operations Agreement with Churchill U.S.A., Inc., ("CUSA") the Company is provided with approximately 4,500 square feet of office space located at 777 S. Wadsworth Blvd., Irongate 3, Suite 201, Lakewood, Colorado. The
          Company is not a party to the lease. The primary term of the lease covering this space will expire on December 31, 1995. The Company has been advised that CUSA intends to renew its lease for one year and will continue to provide office space to the Company.


          Oil and Gas Operations

               Unless otherwise indicated, the following information under this subsection "Oil and Gas Operations," applies only to one geographic area, the United States.

               Net Proved Oil and Gas Reserves. The following table sets forth estimates of net quantities of proved reserves of crude oil (including condensate and natural gas liquids) and natural gas of the Company as of July 31, 1995, and 1994.

                                     Proved         Proved         Total
                                   Developed     Undeveloped       Proved
                                   Reserves       Reserves        Reserves

          July 31, 1995
               Oil (bbls)           406,045        24,319        430,364
               Gas (mcf)          6,125,925       804,505      6,930,430



          July 31, 1994
               Oil (bbls)         1,184,620        50,962      1,235,582
               Gas (mcf)          6,582,687       317,795      6,900,482



               The decline in oil reserves from fiscal 1994 to fiscal 1995 is primarily due to the transfer of the Company's Nukern lease reserves to CSV Holdings, Inc. See "ITEM 1. DESCRIPTION OF
          BUSINESS - Recent Developments". The Company's proved oil and gas reserves were estimated as of July 31, 1995, and 1994, by SavagEngineers, 7291 South Highland, Littleton, Colorado, 80120, an independent petroleum and natural gas consultant.

               Estimates of oil and gas reserves are, of necessity, pro-jections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized.

               All of the Company's producing reserves are located within the United States.

               Present Value Analysis. The following table sets forth the present value, using a discount factor of ten percent (10%) and computed in accordance with regulations and guidelines of the Securities and Exchange Commission ("SEC"), of the estimated future net revenues to be received by the Company from the net quantities of proved reserves of crude oil (including condensate and natural gas liquids) and natural gas referred to in the subsection entitled "Properties--Oil and Gas Operations--Net Proved Oil and Gas Reserves", above, as of July 31, 1995, and 1994. The present value data has been presented to comply with the regulations of the SEC and should not be construed as representative of the fair market value of the Company's proved oil and gas properties.

                                                         July 31,
                                             1995                    1994
            Proved Developed
            Reserves of Oil and
            Gas ...............         $4,370,914             $9,490,572

            Proved Undeveloped
            Reserves of Oil and
            Gas ...............            210,741                269,496

            Total Proved
            Reserves of Oil and
            Gas ...............         $4,581,655             $9,760,068


               Oil and Gas Production, Sales Price, Production Cost. The following table sets forth the Company's net oil (including condensate and natural gas liquids) and gas production, in number of barrels and thousands of cubic feet, respectively, for the years ended July 31, 1995, and 1994:

                              Year Ended                    Year Ended
                             July 31, 1995                 July 31, 1994

          Oil (bbls)            33,963                        52,209
          Gas (mcf)            540,645                       861,051


               None of the oil or gas produced and received during each of these periods was applicable to long-term supply or similar agreements with foreign governments or authorities in which the Company acted as a producer.

               The following table sets forth for the years ended July 31, 1995, and 1994, the Company's average sales price per bbl of oil and mcf of gas produced and average production costs per equivalent unit of production.


                                   Year Ended                    Year Ended
                                  July 31, 1995                   July 31,
          1994

          Average sales price per
            bbl of oil <F1>:          $14.54                         $14.11

          Average sales price per
            mcf of gas:               $ 1.36                         $ 1.82

          Average production cost
            per equivalent unit
            (bbl), including
            severance taxes <F2>:     $ 4.24                         $ 4.99

          Other<F3>                   $ 1.00                         $ 0.38

               TOTAL:                $ 5.24                         $ 5.37

          _________________________
          <F1>
          (1)  Excludes natural gas liquids.
          </F1>
          <F2>
          (2) Gas production is converted to barrel equivalents at the rate of 6 mcf per barrel, representing the estimated relative energy content of natural gas to oil.
          </F2>
          <F3>
          (3)  Workover costs.
          </F3>

               Producing  Wells.    The   following  table  summarizes  the
          producing oil and gas wells in which the Company had an interest at July 31, 1995:

                                              TOTAL WELLS

          Geographic                    Oil Wells<F1>          Gas Wells<F1>
             Area                   Gross       Net     Gross      Net

          Louisiana                   --        --        7         3.30
          New Mexico                 232         2.27     5          .95
          Oklahoma                     8         1.16     1          .13
          Texas                      327         1.71    34         3.23

          TOTAL                      567         5.14    47         7.61
          ___________________
          <F1>
               Gross wells are the total number of wells in which the Company has a working interest. Net wells are the sum of the Company's fractional working interests in the gross wells. Multiple completions are treated as one well each. One (1) well with a multiple completion is included in the table.
          <F1>

               Acreage.    The  following  table shows  the  developed  and
          undeveloped leasehold acreage held by the Company as of July 31, 1995:

                            WORKING INTEREST                ROYALTY AND OVERRIDING
            ROYALTY
                              DEVELOPED   UNDEVELOPED          DEVELOPED     UNDEVELOPED
                            Acreage <F1> <F3>        Acreage <F2> <F3>       Acreage       Acreage
                            Gross   Net   Gross  Net             Gross          Gross
            California        --    --      --     --              160            --
            Colorado          --    --     495    485               --            --
            Kansas            --    --      --     --              880            --
            Louisiana      5,479 2,564      --     --            5,970            --
            Mississippi       --    --   3,195    832               --            --
            New Mexico    22,882   711   1,600  1,213           22,557         1,120
            Oklahoma       1,712   268      --     --              678            --
            Texas         35,582 2,106      --     --           37,136            --
            Wyoming           --    --      --     --              800            --
            United Kingdom     --     -- 25,155   629               --            --

            TOTAL         65,655  5,649 30,445  3,159           68,181         1,120
            ___________________
          <F1>
          (1)  Developed acres are those spaced or assignable to productive wells.
          </F1>
          <F2>
          (2)  Undeveloped acres  are assignable to those  wells which have not been drilled or  completed to a point that  would permit
               the production  of   commercial  quantities of  oil and  gas
               regardless of  whether or  not such acreage  contains proved reserves.
          <F2>
          <F3>
          (3)  Gross  acres  are the  total number  of  acres in  which the
               Company has  a working interest.   Net acres are  the sum of
               the Company's  fractional interests in the gross acres.
           </F3>

               Drilling Activity. The following table sets forth the results of drilling activity by the Company for the years ended July 31, 1995, and 1994. The Company drilled no exploratory wells for the years ended July 31, 1995, and 1994.




                                              Development Wells<F1>
                                    Gross                          Net

                          Productive Dry    Total   ProductiveDry     Total

          Year Ended
          July 31, 1995      14       0      14      0.12     0.00     0.12


          Year Ended
          July 31, 1994      45       0      45      0.36     0.00     0.36

          __________________
          <F1>
               The term "development well" refers to a well drilled within the proven area of an oil and gas reservoir to the depth of a stratigraphic horizon known to be productive.
           </F1>


               Present Activities. During 1994, the Company installed a water disposal system at its Boston Bayou Field, Vermilion Parish, Louisiana. The installation was necessary to comply with Environmental Protection Agency and Department of Water Quality mandate to cease the discharge of produced water into the adjacent marshland. Since the installation, the well was successfully reworked to accommodate a greater flow at lower pressure, and the disposal system presently handles 100% of the produced water from the project.

               Effective January 1, 1993, ARCO's South Justis Secondary Recovery Unit, located in Lea County, New Mexico, of which the Company owns a gross .825% working interest, was approved by the New Mexico Oil and Gas Conservation Commission for unitization. Fifty-six (56) wells have been drilled in the unit since inception. Total project costs were estimated at $56.5 million, of which approximately $50 million have been expended thus far. The Company's cost in this project was approximately $400,000.

               The Company holds various working, overriding royalty and royalty interests in the Beargrass Prospect Area in Leo, Freestone and Limestone counties, Texas. The reservoir produces gas from the Cotton Valley, Travis Peak, Bossier and Pettit formations. Continued development plans have been postponed due to low gas prices; however, spacing units have been reduced for all applicable formations, and it is likely that additional development drilling will be conducted during the coming fiscal year.

               The Company has farmed out, sold, or otherwise assigned tracts of acreage in several of its leasehold areas, for purposes of causing wells to be drilled. Two new producing wells were located on such lands during fiscal 1995, in which the Company retains various overriding royalty and/or reversionary working interests. The effect of these transactions to the acreage pool and to total revenues is relatively insignificant; however, it reflects the Company's continuing utilization of assets.

               Title  to Oil  and Gas  Properties.   As is  common industry
          practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, in most cases including obtaining a title opinion of local counsel, before commencement of drilling operations. The Company believes that its methods of investigating title to its properties are consistent with practices customary in the oil and gas industry in connection with the acquisition of such properties and that such practices are adequately designed to enable it to acquire good title to such properties.

               Contractual Commitments.   The  Company is not  obligated to
          provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

          ITEM 3.  LEGAL PROCEEDINGS

               The Company is involved in routine litigation from time to time. The litigation in which the Company is currently involved is not material to the Company's consolidated financial position. On July 9, 1993, the Company received a demand notice from the Daiwa Bank Ltd., ("Daiwa") for payment of $1,997,500 in payment of the outstanding balance on the Company's $15,000,000 Credit Revolver established by Daiwa in 1988, although no litigation has been commenced as of the date hereof. The Company is in contact with Daiwa to resolve the matter. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the year ended July 31, 1995.

                                       PART II

          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       SHAREHOLDER MATTERS

            The principal market on which the Company's Common Shares traded prior to July 29, 1994, was the American Stock Exchange.

          The following table sets forth the high and low closing sale prices for the Common Shares of the Company as reported in the consolidated transaction reporting system for the calendar periods indicated.

               On July 29, 1994, the Company's securities ceased trading on the American Stock Exchange because the Company no longer satisfied certain of the financial requirements for continued listing. Since July 29, 1994, the shares have not been actively traded in any market. The Company's Common stock is traded on the NASD electronic OTC bulletin board under the symbol "CSPN". The Company has no reliable information as to the price at which the shares have traded since July 29, 1994.

                                                            High              Low
            1994:

            First Quarter                                 $   3/8           $  3/16
            Second Quarter                                        5/16              1/8
            Third Quarter (through July 29, 1994)                 7/32              1/8

               As of September 30, 1995, there were approximately 4,400 holders of record of the Company's Common Shares.

               No cash dividend on the Common Shares has been declared since 1982, and no dividend has been paid on the Series C or E Preferred Shares. Declaration and payment of any cash dividends by the Company is currently prohibited by the Loan Agreement, dated August 1, 1988, amended and restated on December 14, 1990, between the Company and Daiwa. Moreover, the terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of July 31, 1995, dividends on the Company's Series A Shares are in arrears $15.289 per share for a total of $9,165,977.


          ITEM 6.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OR  PLAN  OF
                    OPERATION


          LIQUIDITY AND CAPITAL RESOURCES

               In December 1990, at the request of Daiwa, the Company sold property, which was mortgaged to Daiwa, for approximately $5,200,000. From the proceeds of the sale, Daiwa received the total $5,200,000. Daiwa applied $4,700,000 to the reduction of principal. Simultaneously, the Company executed a 30-month extension note in the amount of $2,000,000, with the guarantee by Daiwa that, upon payment of $500,000 in June 1993, the note would be renewed or restructured. Daiwa recognized that the Company would be unable to make the $500,000 principal payment in June 1993 and therefore returned $500,000 from the December 1990 sale of property to the Company.

               In  June 1993, after  the Company  paid interest  for thirty
          (30) months of approximately $425,000, Daiwa refused to accept the $500,000 principal reduction payment offered by the Company and refused to renew or restructure the note claiming no legal obligation to do so and citing its decision to divest itself of oil and gas loans.

               On July 9, 1993, the Company received a demand notice from Daiwa for $1,997,500 in payment of the loan balance remaining on the $15,000,000 Credit Revolver established by Daiwa in late 1988. On February 17, 1994, the Company sold certain oil and gas properties for $300,000 the proceeds of which were used to reduce the bank debt principal to $1,697,500.

               As of October 4, 1995, the Company has voluntarily reduced the outstanding principal balance to $1,547,500.

               The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1996: (a) the Company and Daiwa reach an agreement to reduce to zero the outstanding loan balance inclusive of interest (However, there can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which secure the debt.); or (b) litigation results in which the Company asserts lender liability claims for refusal to renew the credit as represented, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal years 1996-1997.

               Cash  flow used  in operations  during fiscal  year  1995 of
          $(13,033) decreased from cash provided by operations during fiscal year 1994 of $538,508. This decrease primarily related to the large provision for loss on assets as reported in fiscal 1994 as compared to fiscal 1995.
               The Company anticipates that with its current cash position, and a satisfactory resolution with Daiwa, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

               As of July 31, 1995, dividends on the Company's cumulative convertible Series A Preferred Shares are in arrears $15.289 per share for a total of $9,165,977.

               The Company intends to continue to provide visionary leadership and vigorously pursue merger and acquisition candidates both domestically and abroad. The Company will respond aggressively to any merger or acquisition opportunity that is in the best interest of all the shareholders.

          RESULTS OF OPERATIONS

               During fiscal year 1995, the Company's management resources were primarily directed to three areas:

               (1)  The settlement and/or avoidance of legal actions.

                    The Company was sued by the operator of one of the Company's offshore lease facilities. The potential exposure to the Company under this suit was approximately $600,000. In addition, the Company could be faced with plugging liabilities of approximately $650,000. The Company's President negotiated a settlement of $230,000 to be paid over a twelve-month period thereby resulting in an 81% discount of the potential exposure without reference to the avoidance of associated legal fees. As of this filing, execution of the settlement agreement is pending. It is anticipated that closing will be completed no later than November 20, 1995.

               (2)  The identification of a  suitable merger or acquisition
          candidate  for the Company.   To date, no  suitable candidate has
          been identified.

               (3) The identification of the most viable market which would enhance the trading of the Company's stock. To this end, the Company is pursuing listing on the London Stock Exchange's newly formed Alternative Investment Market which came into being in July 1995 and was specifically created to meet the needs of smaller and growing companies keen to raise public finance and to have their shares more widely traded.

          Consolidation of Working Interest in Nukern Lease

               Pursuant to an agreement dated September 20, 1994, between Summit Overseas Exploration, Inc. (wholly-owned subsidiary of the Company) ("Summit"), the Villiers Group plc, a public limited company organized under the laws of Northern Ireland, and Churchill U.S.A., Inc., a Colorado corporation, each party agreed to capitalize a newly formed company, CSV Holdings, Inc., a Colorado corporation ("CSV") for the purpose of administering the Nukern lease holdings of each to maximize the value of the lease. To this end, each party transferred its respective working interest in the Nukern lease to CSV as its share of the capitalization, along with a pari-passu working capital loan to cover the estimated projected maintenance costs of the Nukern lease through fiscal 1995. Of this, Summit transferred its 42.22% working interest for which it received 48.8% of the equity in CSV and a production loan of $1,926,345. In addition, the Company paid $42,223 as its share of the working capital loan. The working capital loan is tied to a promissory note dated December 1, 1994, with principal and interest, at six percent, due in full December 1, 1998.

          Year  Ended July 31,  1995 Compared with the  Year Ended July 31,
          1994

               Oil and gas revenue was $1,208,381 as compared to $2,202,084 for the prior fiscal year. This decrease in revenue is primarily due to significantly lower natural gas prices received during fiscal 1995 as compared to fiscal 1994 as well as shut-ins of two significant non-operated wells due to recompletion efforts.

               The Company experienced slightly higher oil and substantially lower gas prices than those received in the same period last year. Average prices received in fiscal 1995 were $14.54/barrel oil and $1.36/mcf gas, as compared to $14.11/barrel oil and $1.82/mcf gas received in the prior fiscal year.

               Substantially lower net revenue from oil and gas operations was offset by a decrease in production costs. Production costs decreased to $5.24 per BOE for fiscal 1995 as compared to $5.37 per BOE for fiscal 1994. The lower per unit production costs are primarily a result of the Company's transfer of its working interest in the Nukern lease to CSV Holdings, Inc.

               General and administrative expenses for fiscal 1995 decreased by $479,785 over the prior year. This decrease related primarily to the reduction of merger and acquisition costs and associated legal expenses as well as outside contract services.

               Interest expense for the current fiscal year was $166,127 as compared to $135,198 reported for the prior fiscal year.

               Depletion, depreciation and amortization of oil and gas property costs are calculated on the unit-of-production method based on total estimated reserves. The current fiscal year's rate per MCF equivalent unit was $.27 as compared to $.35 for the prior fiscal year.

               There was no writedown of the Company's oil and gas properties for either the current fiscal year or the fiscal year ended July 31, 1994.

               As a result of the aforementioned activities, the Company had a net loss of ($430,158) in fiscal 1995 as compared to a net loss of ($1,381,603) in fiscal 1994.

          Year Ended July 31,  1994 Compared with  the Year Ended July  31,
          1993

               Oil and gas revenue was $2,202,084 as compared to $2,299,457 for the prior fiscal year. This decrease in revenue was primarily due to adjustments to the gas balancing payable for fiscal 1994.

               The Company experienced lower oil and higher gas prices than those received in the same period in the prior year. Average prices received in fiscal 1994 were $14.11/barrel oil and $1.82/mcf gas, as compared to $17.05/barrel oil and $1.64/mcf gas received in the prior fiscal year.

               Slightly lower net revenue from oil and gas operations was offset by a decrease in production costs. Production costs decreased to $5.37 per BOE for fiscal 1994 as compared to $5.79 per BOE for fiscal 1993. The lower per unit production costs were a result of increased production due to workovers.

               General  and   administrative  expenses   for  fiscal   1994
          decreased by $28,402 over the prior year. This decrease related primarily to the renegotiated Service and Operations Agreement.

               During fiscal year 1994, the Company's management resources were primarily directed to the proposed reverse merger with CEV which limited the activities in the Company's non-oil and gas investments. Planned operations were not as anticipated; and as a result, the Company's management assessed each of its investments and provided a reserve for impairment of $704,540 for the year ended July 31, 1994.

               Interest expense for fiscal 1994 was $135,198 as compared to $152,098 reported for the prior fiscal year due to a reduction in the prime lending rate.

               Depletion, depreciation and amortization of oil and gas property costs are calculated on the unit-of-production method based on total estimated reserves. Fiscal 1994's rate per MCF equivalent unit was $.35 as compared to $.34 for the prior fiscal year.

               There was no writedown of the Company's oil and gas properties for either fiscal 1994 or the fiscal year ended July 31, 1993.

               As a result of the aforementioned activities, the Company had a net loss of ($1,381,603) in fiscal 1994 as compared to a net loss of ($1,627,705) in fiscal 1993.


          INFLATION AND CHANGES IN PRICES

               While the costs of operations have been, and will continue to be, affected by inflation, oil and gas prices have fluctuated in recent years and generally have not followed the same pattern as inflation. The following table shows the average oil and gas prices received by the Company over the last two fiscal years.

                                                        Average                 Average
                                                       Oil Price               Gas Price
                                                        ($/Bbl)                 ($/MCF)
              By Year

            July 31, 1995                              $14.54                  $1.36
            July 31, 1994                              $14.11                  $1.82


               Lower gas prices have had  a significant impact on revenues.
          Many wells,  particularly in  northern Louisiana, East  Texas and
          New  Mexico, where the Company has  extensive holdings of royalty
          and  overriding royalty acreage,  have been idled.   In addition,
          lower gas prices have resulted in a near-cessation of drilling on acreage owned by the Company upon which additional development is warranted.

          ITEM 7.   FINANCIAL STATEMENTS

               The Financial Statements are set forth herein commencing on page F-i.



          ITEM 8.   CHANGES IN  AND DISAGREEMENTS  WITH ACCOUNTANTS  ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


                                       PART III

          ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS  AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(a) OF  THE EXCHANGE
                    ACT

               The information required in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange
          Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant's fiscal year covered by this report.

          ITEM 10.  EXECUTIVE COMPENSATION

               The information required in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange
          Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant's fiscal year covered by this report.

          ITEM 11.  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS  AND
                    MANAGEMENT

               The information required in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange
          Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant's fiscal year covered by this report.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange
          Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant's fiscal year covered by this report.






          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this report:



               (1)  Financial Statements:

                    See  "CASPEN  OIL, INC.  AND  SUBSIDIARIES  - Index  to
                    Consolidated Financial Statements" on page F-i of this report.

               (2)  Exhibits:

                    3.1  Certificate  of  Amendment   and  Restatement   of
                         Restated   Articles   of   Incorporation  of   the
                         Registrant dated December 1, 1994.

                    3.2  Bylaws  of the  Registrant, as  amended,  filed as
                         Exhibit  3.2 to the  Registrant's Annual Report on
                         Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference.

                    4.1  Specimen   Common   Share   Certificate   of   the
                         Registrant,   filed   as   Exhibit  4.1   to   the
                         Registrant's Annual  Report on  Form 10-K for  the
                         fiscal year ended July 31, 1992,  and incorporated
                         herein by reference.

                    4.2  Specimen  Series  A  $1.80 Cumulative  Convertible
                         Preferred Share Certificate of the Registrant, filed as Exhibit 4.2 to the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended July
                         31, 1992, and incorporated herein by reference.

                    4.3  Resolutions   authorizing  the   $1.80  Cumulative
                         Convertible Preferred Shares,  par value $1.00 per
                         share, of  the Registrant,  as  amended, filed  as
                         Exhibit 4.3 to  the Registrant's Annual Report  on
                         Form 10-K for the fiscal year ended July 31, 1988,
                         and incorporated herein by reference.

                    4.4 Specimen Series C Preferred Share Certificate of the Registrant, filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference.

                    4.5  Resolution  authorizing  the  Series  C  Preferred
                         Shares,  par  value  $1.00     per  share  of  the
                         Registrant,   filed  as   Exhibit   4.5   to   the
                         Registrant's  Annual Report  on Form 10-K  for the






                         fiscal year ended July 31, 1992, and incorporated herein by reference.

                    4.6 Specimen Series E Preferred Share Certificate of the Registrant, filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.

                    4.7  Resolution  authorizing  the  Series  E  Preferred
                         Shares,   par  value   $1.00  per  share   of  the
                         Registrant,   filed   as   Exhibit   4.7   to  the
                         Registrant's Annual  Report on Form 10-KSB for the
                         fiscal year ended July 31, 1994,  and incorporated
                         herein by reference.

                    4.8 Specimen Series F Preferred Share Certificate of the Registrant, filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.

                    4.9  Resolution  authorizing  the  Series  F  Preferred
                         Shares,  par   value  $1.00   per  share   of  the
                         Registrant,   filed  as   Exhibit   4.9   to   the
                         Registrant's Annual Report on Form  10-KSB for the
                         fiscal year  ended July 31, 1994, and incorporated
                         herein by reference.

                    4.10 1993 Omnibus Employee Stock Option Plan of  Caspen
                         Oil,   Inc.,  filed   as   Exhibit   4.8  to   the
                         Registrant's   Form   S-8  (No.   33-68868)  dated
                         September 15,  1993,  and incorporated  herein  by
                         reference.

                    10.1 Form of Indemnification Agreement  with Directors,
                         filed as  Exhibit 10.2 to  the Registrant's Annual
                         Report on  Form 10-K for  the Year ended  July 31,
                         1987, and incorporated herein by reference.

                    10.2 Summit  Energy, Inc.  Stock Bonus  Plan,  filed as
                         Exhibit 10.3 to the Registrant's Annual  Report on
                         Form 10-K for the Year ended July 31, 1987, and incorporated herein by reference.

                    10.3 Service  and Operations Agreement, dated March 31,
                         1994, between the Registrant's  subsidiary, Summit
                         Overseas Exploration, Inc.  and Churchill  U.S.A.,
                         Inc.,  filed as Exhibit  10.5 to  the Registrant's
                         Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.






                    10.4 Amendment  to  Service  and Operations  Agreement,
                         dated  June 15,  1995,  between Churchill  U.S.A.,
                         Inc.  and  the  Registrant's   subsidiary,  Summit
                         Overseas Exploration, Inc.







                    10.5 Amended and  Restated Loan Agreement,  dated as of
                         December 14,  1990, by and between  the Registrant
                         and The Daiwa  Bank Limited (formerly  Lloyds Bank
                         Plc) concerning the  $15,000,000 Revolving  Credit
                         Loan to  the Registrant, filed as  Exhibit 10.4 to
                         the  Registrant's Annual Report  on Form  10-K for
                         the  fiscal   year  ended   July  31,   1991,  and
                         incorporated herein by reference.

                    10.6 Employment  Agreement, dated  January 1,  1994, by
                         and  between  the Registrant's  subsidiary, Summit
                         Overseas Exploration, Inc. and Anthony J. Carroll,
                         filed  as Exhibit 10.7  to the Registrant's Annual
                         Report on  Form 10-KSB  for the fiscal  year ended
                         July   31,  1994,   and  incorporated   herein  by
                         reference.

                    10.7 Employment  Agreement, dated  January 1,  1994, by
                         and  between  the Registrant's  subsidiary, Summit
                         Overseas  Exploration,  Inc.  and  Gary  N. Davis,
                         filed as  Exhibit 10.8 to the  Registrant's Annual
                         Report on  Form 10-KSB  for the fiscal  year ended
                         July   31,  1994,   and  incorporated   herein  by
                         reference.


                    10.8 Agreement  dated September  20, 1994,  between the
                         Registrant's    subsidiary,     Summit    Overseas
                         Exploration,  Inc.,  Churchill  U.S.A., Inc.,  and
                         Villiers Group plc.

                    21.1 Subsidiaries  of the Registrant,  filed as Exhibit
                         22.1 to the Registrant's Annual Report on Form 10-
                         K for the fiscal year ended July 31, 1992, and incorporated herein by reference.


               (b)  Reports on Form 8-K

                    The Company filed no current reports on Form 8-K during the last quarter of the period covered by this report.



                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATE: November 10, 1995

                                             CASPEN OIL, INC.


                                             /s/ Anthony J. Carroll
                                             Anthony J. Carroll
                                             Chairman of the Board and
                                             Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          Signature                     Title                         Date


          /s/ Anthony J. Carroll        Chairman of the               November 10, 1995
               Anthony J. Carroll       Board, President and
                                        Chief Executive Officer
                                        (Principal Executive
                                        Officer)


            /s/ Gary N. Davis             Chief Financial               November 10, 1995
            Gary N. Davis                 Officer and
                                          Director
                                          (Principal Financial
                                          and Accounting Officer)


            /s/ Kimberley J. Love         Secretary and                 November 10, 1995
            Kimberley J. Love             Director



            /s/ John J. Crawford          Director                      November 10, 1995
            John J. Crawford






          CASPEN OIL, INC. AND SUBSIDIARIES

          Index to Consolidated Financial Statements



          Independent Auditor's Report  . . . . . . . . . . . . . . . . F 1

          Consolidated Balance Sheet as of July 31, 1995  . . .  F 2 to F 3

          Consolidated Statements of Operations
          for the Years Ended July 31, 1995 and 1994  . . . . . . . . . F 4

          Consolidated Statements of Shareholders' Equity
          for the Years Ended July 31, 1995 and 1994  . . . . . . . . . F 5

          Consolidated Statements of Cash Flows
          for the Years Ended July 31, 1995 and 1994  . . . . .  F 6 to F 7

          Notes to Consolidated Financial Statements  F 8 to F 23

INDEPENDENT AUDITOR'S REPORT

          Shareholders and Board of Directors
          Caspen Oil, Inc.
          Lakewood, Colorado

          We have  audited the  accompanying consolidated balance  sheet of
          Caspen Oil, Inc.  and subsidiaries  as of July  31, 1995 and  the
          related  consolidated   statements  of  operations,   changes  in
          shareholders'  equity and cash flows for the years ended July 31,
          1995 and 1994.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We  conducted our  audits in  accordance with  generally accepted
          auditing standards.   Those  standards require that  we plan  and
          perform the  audit to  obtain reasonable assurance  about whether the financial statements  are free of material  misstatement.  An audit includes  examining, on  a test basis,  evidence supporting
          the amounts  and disclosures  in  the financial  statements.   An
          audit also includes assessing  the accounting principles used and significant estimates  made by management, as  well as evaluating the overall  financial statement  presentation.  We  believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspen Oil, Inc. and subsidiaries as of July 31, 1995, and the consolidated results of their operations and their cash flows for the years ended July 31, 1995 and 1994 in conformity with generally accepted accounting principles.

          The  accompanying  consolidated  financial statements  have  been prepared assuming  that  the Company  will  continue as  a  going concern.  As discussed in Note B to the financial statements, the
          Company's  current  liabilities  exceed  its  current  assets  by
          approximately $2,287,000  at July 31, 1995.   The working capital
          deficit results primarily from bank debt of $1,597,500, for which
          payment was  demanded by the bank  on July 9, 1993.   The working
          capital  deficit raises  substantial  doubt  about the  Company's


          ability  to continue as a  going concern.   Management's plans in
          regard  to  this  matter  are  also discussed  in  Note  B.   The
          financial statements do  not include any  adjustments that  might result from the outcome of this uncertainty.


          Mitchell & Finley and Company, P.C.
          Certified Public Accountants

          October 24, 1995
          Denver, Colorado








































          CASPEN OIL, INC. AND SUBSIDIARIES

          Consolidated Balance Sheet

          July 31, 1995


          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents                             $464,876
            Accounts receivable, trade, no allowance
               for doubtful accounts                               327,038
            Notes receivable, affiliate, current portion             8,346
                                                                   800,260
          PROPERTY AND EQUIPMENT, AT COST
            Oil and gas properties, full cost method used for
              oil and gas properties                            19,626,347
            Other                                                  240,830
                                                                19,867,177
          Less accumulated depletion,
           depreciation and amortization                        16,659,765
                                                                 3,207,412

          OTHER
            Investments                                            833,520
            Note receivable, related party, noncurrent              42,223
            Notes receivable, affiliate, noncurrent                 48,045
            Other                                                    1,950
                                                                   925,738

          TOTAL ASSETS                                           $4,933,410

          See accompanying notes to consolidated financial statements.

                                         F 3

          CASPEN OIL, INC. AND SUBSIDIARIES
          Consolidated Balance Sheet (Continued)

          July 31, 1995

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES
            Note payable, bank                                   $1,597,500
            Accounts payable                                        956,116
            Accrued expenses                                        523,973
            Note payable, other, current portion                     10,000
                                                                  3,087,589

          LONG-TERM LIABILITIES
            Accrued expenses                                         66,667
            Note payable, other                                      20,000
                                                                     86,667

          COMMITMENTS

          SHAREHOLDERS' EQUITY
            $1.80 cumulative convertible preferred stock, Series A,
              $1 par value.  Authorized 10,000,000 shares; issued
              600,000 shares (liquidation preference of $21,155,977,
              excluding shares in treasury)                         600,000
            Convertible preferred stock, Series C, $1 par value.
              Authorized 300,000 shares; issued and outstanding
              300,000 shares (liquidation preference of $300,000)
                                                                    300,000
            Convertible preferred stock, Series E, $1 par value.
              Authorized 1,250,000 shares; issued and outstanding
              125,000 shares (liquidation preference of $500,000)
                                                                     125,000
            Common stock, $.01 par value.  Authorized
              50,000,000 shares; issued 18,092,222 shares            180,922
            Additional paid-in capital                            21,091,871
            Accumulated deficit                                  (20,528,929)
                                                                   1,768,864
            Less cost of 18,836 common shares and
              500 Series A preferred shares in treasury               9,710
                                                                  1,759,154

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $4,933,410


          See accompanying notes to consolidated financial statements.

                                         F 4

          CASPEN OIL, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations

          For the Years Ended July 31, 1995 and 1994

                                                        1995      1994

          REVENUES
            Crude oil and gas sales                   $1,208,381  $2,202,084
            Interest income                               29,121      28,276
            Other                                        245,767      69,136
                                                       1,483,269   2,299,496

          COSTS AND EXPENSES
            Production and operating                     673,350   1,051,610
            Depletion, depreciation and amortization     217,576     413,045
            Provision for loss on investments            704,540
            General and administrative                   856,374   1,336,159
            Interest
          166,127                                       135,198
            Loss on sale of assets                                  40,547
                                                        1,913,427 3,681,099

          NET LOSS                                      (430,158)
          (1,381,603)

          DIVIDEND REQUIREMENTS ON PREFERRED STOCK      3,875,729  706,151

          LOSS APPLICABLE TO COMMON STOCK               $(4,305,887)     $
          (2,087,754)

          LOSS PER SHARE OF COMMON STOCK                $   (.24)       $  (.12)

















          See accompanying notes to consolidated financial statements.

                                         F 5

          CASPEN OIL, INC. AND SUBSIDIARIES


    CASPEN OIL, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity (Continued)

    For the Years Ended July 31, 1995 and 1994



         Series A         Series B       Series C                                 Common stock    Additional    Accumu   Total
        preferred stock  preferred stock preferred stock        Common stock         to be issued     paid in    lated  Treasury
  shareholders'
          Shares           Amount   Shares     Amount  Shares Amount    Shares              Amount     Shares    Amount    capital
deficit
        equity

Balances,
July 31, 1992    600,000  $600,000$300,000$300,00017,483,449$8,741,725 30,935$15,469$12,621,086$(17,089,463)$(1,067,847)$4,120,970
Issuance of shares
of commons stock
 for acquisitions                                             250,000    125,000                        62,500             187,500
Issuance of shares
   of common
   stock for
 services rendered                                            90,000     45,000                        22,500                67,500
Issuance of share
   of treasury
   stock for
   acquisition of certain
   accounts receivable                                                                                              5,089      5,089
Issuance of shares
   of treasury
   stock for cash                                                                                                       14,84 14,841
Net loss                                                                                            (1,627,705)(1,627,705)
Balances,
 July 31, 1994     600,000$600,000$300,000$300,00017,823,449$8,911,725 30,935$15,469$12,706,086 $(18,717,168)$(1,047,917)$2,768,195
Balances, July 31, 1995
               See accompanying notes to consolidated financial statements.

                                         F 6

    CASPEN OIL, INC. AND SUBSIDIARIES


          Consolidated Statements of Cash Flows

          For the Years Ended July 31, 1995 and 1994

                                                        1995      1994

          CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                               $ (430,158)   $(1,381,603)
            Adjustments to reconcile net loss to net
             cash provided by (used in) operating
             activities
                 Depletion, depreciation and amortization217,576   413,045
                 Provision for loss on assets          61,231      704,540
                 Issuance of stock for services rendered1,000      125,000
                 Change in asset and liability accounts
                     (Increase) decrease in trade accounts
                       receivable                     103,572       (3,154)
                     Increase (decrease) in accounts payable (317,066)505,585
                     Increase in accrued expenses     350,812      175,095

          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                      (13,033)     538,508











          See accompanying notes to consolidated financial statements.

                                         F 7

            CASPEN OIL, INC. AND SUBSIDIARIES

            Consolidated Statements of Cash Flows (Continued)

            For the Years Ended July 31, 1995 and 1994

                                                                    1995        1994

            CASH FLOWS FROM INVESTING ACTIVITIES
               Capital expenditures for property and equipment       (159,200)   (737,595)
               Proceeds from disposition of property and equipment      9,598     348,477
               Advances to related party and affiliate               (101,900)   (370,000)
               Collections on note receivable                           3,286
               (Increase) decrease in other assets                          -      26,770


            NET CASH USED IN INVESTING ACTIVITIES                    (248,216)   (732,348)

            CASH FLOWS FROM FINANCING ACTIVITIES
               Payments of debt                                      (110,000)   (300,000)
               Proceeds from issuance of debt                                      40,000
               Proceeds from issuance of preferred stock                          500,000
               Cost to repurchase and cancel common stock                         (30,450)
               Cost to repurchase common and preferred stock             (524)
               Proceeds from issuance of shares held in treasury      207,694

            NET CASH PROVIDED BY FINANCING ACTIVITIES                  97,170     209,550

            NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                         (164,079)     15,710

            CASH AND CASH EQUIVALENTS,
            BEGINNING OF YEAR                                         628,955     613,245

            CASH AND CASH EQUIVALENTS,
            END OF YEAR                                            $  464,876  $  628,955















            See accompanying notes to consolidated financial statements.

                                         F 8

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements


          NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation The consolidated financial statements include the accounts of Caspen Oil, Inc. and its subsidiaries (the Company). All significant intercompany balances and transactions are eliminated in consolidation.

            Property and Equipment The Company follows the full cost method of accounting for its domestic oil and gas operations and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties. Capitalized costs relating to proved reserves are amortized on the units-of-production method based on total
            estimated  proved   recoverable  reserves   as  determined   by
            independent petroleum reservoir engineers. Investments in unproved properties and major development projects are not depleted until the determination of the existence of proved reserves and the commencement of sales from the properties.

            No gain or loss is recognized on the sale of oil and gas properties except in the case of properties involving significant remaining reserves. Proceeds from sales of insignificant reserves and undeveloped properties are applied to reduce the costs in the cost centers.

            Capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves; (2) the cost of properties not being amortized, if any; (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; and (4) income tax effects related to temporary differences between the book and tax basis of oil and gas properties.

            Other  equipment   is  depreciated   using  straight-line   and
            accelerated methods based on estimated useful lives ranging from three to ten years.

            Investments The Company initially records investments at cost. Investments in which the Company has an ownership interest of less than 20% are accounted for using the cost method of accounting. Investments in which the Company has an ownership interest of between 20% and 50% are accounted for using the equity method of accounting.

          CASPEN OIL, INC. AND SUBSIDIARIES

            The Company periodically assesses each of its investments and provides an allowance in the event it determines that its investment is considered permanently impaired.



          Notes to Consolidated Financial Statements (Continued)


          NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Gas Balancing The Company uses the entitlements method of accounting for gas imbalances. Under this method, proceeds are recognized as revenue only to the extent that the Company is entitled to its proportionate share of the gas sold. Amounts received applicable to other revenue interest owners of approximately $262,900 at July 31, 1995, are recorded as a liability and included in accounts payable.

            Loss Per Common Share Loss per common share is based on the weighted-average number of shares outstanding during each period, which were 18,030,050 and 18,027,723 for 1995 and
            1994, respectively. Shares issuable upon conversion of convertible preferred stock and exercise of stock options have not been included in the loss per share calculation since the result would be antidilutive.

            Cash Flow Reporting For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE B   BASIS OF PRESENTATION

            These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's current liabilities exceed its current assets by $2,287,329 at July 31, 1995. The working capital deficit results primarily from bank debt of $1,597,500 for which payment was demanded by the bank on July 9, 1993. The working capital deficit raises substantial doubt about the Company's ability to continue as a going concern.

            The Company's bank loan, $1,597,500 at July 31, 1995, was due June 30, 1993. On July 9, 1993, the Company received a demand notice from the bank for full payment of the loan. The
            Company is in negotiations with the bank to resolve the matter. The Company believes that the bank will agree to reduce its debt to zero. However, there can be no assurance that the bank will agree to do so, nor can there be any assurance that the bank will not proceed to foreclose on the oil and gas properties which secure the debt.

            The Company anticipates that given its current cash position and assuming a satisfactory resolution of the bank matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.





          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE C   OIL AND GAS PROPERTIES (UNAUDITED)

             Costs  Incurred    A summary  of  costs incurred  in oil  and  gas property
               acquisition, exploration,  and development  activities for the  years ended
               July 31, 1995 and 1994 follows:

                                                                  1995           1994
                 Property acquisition costs:
                    Proved                                    $               $
                    Unproved
                                                              $               $
                 Exploration costs                            $               $
                 Development costs                            $    159,200    $   737,595

                 The Company's share of equity method
                 investee's costs of property acquisition,
                 exploration and development.                 $          -    $        NA

                 Depletion, depreciation and amortization
                    of oil and gas properties                 $    177,000    $   371,438

                 Depletion, depreciation and amortization
                    of oil and gas properties per equivalent
                    mcf of production                         $        .27    $       .35


               Aggregate  Capitalized  Costs      The  following  presents  the  Company's
               aggregate capitalized costs relating to oil  and gas activities as of  July
               31, 1995:

                    Costs related to proved properties        $ 19,626,347
                    Costs related to unproved properties
                                                                19,626,347
                    Less accumulated depletion                  16,478,140
                    Net capitalized costs                     $  3,148,207

                    The Company's share of equity method
                    investee's net capitalized costs          $  1,263,315




            Notes to Consolidated Financial Statements (Continued)

          NOTE C   OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

          CASPEN OIL, INC. AND SUBSIDIARIES

            Property  Transfer     As discussed  in  Note  D,  the  Company
            transferred its working interest in certain oil and gas properties to CSV Holdings, Inc. The reserves associated with this transfer are estimated at 789,000 barrels of oil. The present value of estimated future net cash flows for the property, using a discount rate of ten percent, approximates $1,963,000 at July 31, 1995.

            Oil and Gas Reserve Data The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. The reserve information presented below is based upon reports prepared by independent petroleum reservoir engineers.

            Estimated net proved developed and undeveloped oil and gas reserves (in barrels and thousands of cubic feet of gas), all of which are located in the United States, are as follows:

                                        Year ended              Year ended
                                        July 31, 1995           July 31, 1994
                                            Oil         Gas         Oil         Gas
                                            (bbls)      (mcf)       (bbls)      (mcf)
            Proved developed and
               undeveloped reserves:
                 Beginning of period      1,236,000   6,900,000   1,418,000   5,982,000
                 Revision of previous
                    estimates               (32,000)    571,000    (113,000)  1,785,000
                 Sales of reserves-
                 in-place                  (740,000)                (25,000)     (6,000)
                 Purchases of
                    reserves-in-place                                 8,000
                 Production                 (34,000)   (541,000)    (52,000)   (861,000)
                 End of period              430,000   6,930,000   1,236,000   6,900,000




            Notes to Consolidated Financial Statements (Continued)

            NOTE C   OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

                                                Year ended              Year ended
                                              July 31, 1995           July 31, 1994
                                             Oil         Gas         Oil         Gas







            CASPEN OIL, INC. AND SUBSIDIARIES

                                            (bbls)      (mcf)       (bbls)      (mcf)

               Proved developed reserves:
                 Beginning of period      1,185,000   6,583,000   1,360,000   5,505,000

                 End of period              406,000   6,126,000   1,185,000   6,583,000

                 The Company's proportional
                 interest in reserves of in-
                 vestee accounted for by the
                 equity method, end of period         789,000                 NA       NA

            Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves The table below, which presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to
            Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities"; however, the data should not necessarily be construed as representative of the fair market value of the Company's proved oil and gas reserves.

            Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expense was computed by applying the year-end statutory tax rate to the future pretax net cash flows relating to the Company's proved oil and gas reserves, after adjusting for tax basis of oil and gas properties and available credits, and assuming continuation of existing economic conditions. The standardized measure of discounted future cash flows represents the present value of estimated future net cash flows using a discount rate of 10% per year and is presented in the following schedule:
          Notes to Consolidated Financial Statements (Continued)

            NOTE C   OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

                                                                 Years ended July 31,
                                                                 1995            1994

              Future cash inflows                             $ 15,862,900    $30,745,200







            CASPEN OIL, INC. AND SUBSIDIARIES

              Future production and development costs            6,674,000     13,774,100

                 Future net cash inflows                      $  9,188,900    $16,971,100

              Standardized measure of discounted
                 future net cash flows                        $  4,581,700    $ 9,760,100

              The Company's share of equity method
              investee's standardized measure of
              discounted future net cash flows                $  1,962,600    $        NA

              No  future  income  tax  expense  is   included  due  to  the  existence  of
              substantial net operating loss carryforwards (Note I).

              Changes  in  Standardized  Measure    The  following  table  summarizes  the
              changes in the standardized measure of discounted future net cash flows:

                                                                 Years ended July 31,
                                                                 1995            1994

                 Beginning of year                            $  9,760,100    $10,679,300
                 Sales and transfers of oil and gas
                    produced, net of production costs             (856,016)    (1,313,476)
                 Revisions in quantity estimates                 2,748,235      3,323,795
                 Accretion of discount                            (402,694)    (1,290,689)
                 Net changes in prices and
                    production costs                            (5,456,976)    (1,586,227)
                 Net change due to purchase and
                    sale of minerals-in-place                   (1,595,138)       (84,001)
                 Changes in estimated future
                    development costs                              384,189         31,398

                 End of year                                  $  4,581,700    $ 9,760,100
            Notes to Consolidated Financial Statements (Continued)


            NOTE D   INVESTMENTS

              Investments at July 31, 1995 includes:

                 Investment in CSV Holdings, Inc.             $    807,800
                 Other                                              25,720
                                                              $    833,520

            CSV Holdings, Inc. During fiscal 1995, the Company entered into an agreement with Churchill U.S.A., Inc. (CUSA), a related party, and another working interest owner in certain oil and gas properties located in California. Under the agreement, each party transferred its working interest in the properties to a newly formed company, CSV Holdings, Inc. (CSV), in exchange for an equivalent interest in the common stock of CSV.

          CASPEN OIL, INC. AND SUBSIDIARIES

            The Company has a 48.8 percent interest in the common stock of CSV. As a result, the Company transferred its cost basis in the properties, $807,800, from oil and gas property to investment status. CSV has had no operations subsequent to acquiring the properties, accordingly, the Company has no equity adjustment to its investment through July 31, 1995.


          NOTE E   NOTES RECEIVABLE

            Notes receivable at July 31, 1995 includes:

              Notes receivable, affiliate          $   56,391
              Note receivable, related party           42,223
                                                       98,614
              Less noncurrent portion                  90,268
              Current portion                      $    8,346

            Notes receivable, affiliate In September 1992, the Company acquired a 20 percent equity interest and a separate revenue interest in Quantum Soil Remediation, Inc. (Quantum) in exchange for 250,000 shares of the Company's common stock. Quantum is in the business of providing remediation of contaminated soil using existing, patented, transportable equipment. In addition to the 20 percent equity interest, the Company was to receive revenue interest payments of $15 per ton of soil treated by Quantum, up to a total of $350,000, with revenue interest payments recorded when received. In addition, during fiscal 1993, the Company advanced $50,000 to Quantum under a noninterest bearing promissory note due in November 1992, extended during fiscal 1994, with payments to begin January 1994. During fiscal 1994, the carrying value of the Company's investments in Quantum were charged to expense.

          Notes to Consolidated Financial Statements (Continued)


          NOTE E   NOTES RECEIVABLE (Continued)

            Notes receivable, affiliate (Continued)   In February 1995, the
            Company and Quantum entered into a new agreement covering the following documents:

              - A promissory note in the principal amount of $59,677, payable in monthly installments of $1,046 beginning February 15, 1995 through January 15, 2001, with interest at eight percent per annum;

             - A promissory note in the principal amount of $145,251, with interest at twelve percent per annum, payable in quarterly installments equal to $1 for each ton of soil treated by Quantum, with any remaining balance due January 31, 2005. Due to the contingent nature of this

          CASPEN OIL, INC. AND SUBSIDIARIES

                 receivable, the note is considered fully impaired and revenue will be recorded when received; and

             -  A revenue interest  agreement equal to $1 for each  ton of soil treated by Quantum to first be applied in payment of the promissory note described in the preceding paragraph and, after payment in full thereof, until the Company has received an additional $115,000. Due to the contingent nature of this receivable, revenue will be recorded when received.

            Note receivable, related party In connection with the investment in CSV described at Note D, the Company advanced $42,223 to CSV under a promissory note dated December 1, 1994, with principal and interest, at six percent, due December 1, 1998.


          NOTE F   DEBT

            On December 14, 1990, the Company entered into an amended and restated loan agreement with its principal lender, Daiwa Bank, Ltd. (Daiwa), formerly Lloyd's Bank plc, and satisfied all technical deficiencies as they existed prior to the renegotiation. Amounts owed under this agreement are collateralized by a significant portion of the Company's oil and gas properties. At the request of Daiwa, the Company sold property, which was mortgaged to Daiwa, for approximately $5,200,000. From the proceeds of the sale, Daiwa received the total $5,200,000. Daiwa applied $4,700,000 to the reduction of principal. Simultaneously, the Company executed a 30-month extension note in the amount of $2,000,000, with the guarantee by Daiwa that, upon payment of $500,000 in June 1993, the note would be renewed or

          Notes to Consolidated Financial Statements (Continued)


          NOTE F   DEBT (Continued)

             in June 1993 and therefore returned $500,000 from the December
            1990 sale of property to the Company.

            In June 1993, after the Company paid interest for thirty months of approximately $425,000, Daiwa refused to accept the $500,000 principal reduction payment offered by the Company and refused to renew or restructure the note claiming no legal obligation to do so and citing its decision to divest itself of oil and gas loans.

          CASPEN OIL, INC. AND SUBSIDIARIES

            On July 9, 1993, the Company received a demand notice from Daiwa for $1,997,500 in payment of the loan balance remaining on the $15,000,000 Credit Revolver established by Daiwa in late 1988. The interest rate on the revolving line of credit was prime plus one percent. On February 17, 1994, the Company sold certain oil and gas properties for $300,000 the proceeds of which were used to reduce the bank debt principal to $1,697,500.

            The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1996: (a) the Company and Daiwa reach an agreement to reduce to zero the outstanding loan balance inclusive of interest. (However, there can be no assurance that Daiwa will agree to do so, nor can there by any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which collateralize the debt); or (b) litigation results in which the Company asserts lender liability claims for refusal to renew the credit as represented, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal years 1996-1997.

            Generally accepted accounting principles require the Company to carry on its financial statements outstanding debt to Daiwa of $1,597,500 as of July 31, 1995, plus interest accrued using prime plus one percent (9.75% at July 31, 1995), of $310,500. However, the Company believes that Daiwa will reduce the $1,908,000 balance to zero. This action on Daiwa's part will partially compensate the Company for damages created by Daiwa's breach of contract.

            During June 1994, the Company entered into an agreement for $50,000, $20,000 of which has been paid through June 1995. The remaining balance is payable in $10,000 installments annually through June 1998.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE G   SHAREHOLDERS' EQUITY

            The Series A cumulative convertible preferred stock is convertible into the Company's common stock at the rate of
            1.132 shares of common stock for each share of cumulative convertible preferred stock and is redeemable at any time at the option of the Company for $20 per share. The Series A preferred shares earn dividends at the rate of $1.80 per share per annum. At July 31, 1995, $9,165,977 of dividends on the cumulative convertible preferred stock ($15.29 per share) are in arrears. The liquidation preference on the Series A preferred shares, $21,155,977 at July 31, 1995, is the sum of dividends in arrears at July 31, 1995 and the liquidation preference of $20 per share for each Series A share outstanding at July 31, 1995. In accordance with the Certificate of Designation and Terms applicable to preferred shares, Series A preferred shareholders are granted voting rights to elect two additional directors in the event $2.70 per share of dividends are in arrears.

            The Company's Series C convertible preferred stock dividends are noncumulative; the Series C is junior to the Company's Series A preferred stock and is convertible at the option of the holder to 300,000 common shares no earlier than August 1997.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE G   SHAREHOLDERS' EQUITY (Continued)

            The Company's Series E convertible preferred stock dividends are noncumulative; the Series E is junior to the Company's Series A and Series C preferred stocks and was convertible to common stock, at the option of the holder, subject to certain terms and conditions. The terms and conditions were not met by the prescribed date, nullifying the convertibility of the Series E preferred shares.

            During fiscal years 1995 and 1994, the Company issued 100,000 and 250,000 shares, respectively, of common stock to certain consultants as compensation for services performed in connection with the acquisition of certain investments. The values of $1,000 and $125,000, respectively, attributed to these services was based on the quoted market price of the Company's common stock at the stock issuance date.

            On January 31, 1995, the Company executed an agreement with Consolidated European Ventures Limited (CEV) in an effort between the two parties to equitably close out the original merger agreement attempted during fiscal 1994. The basic terms of the agreement called for CEV to return to the Company the 241,000 shares of Series F preferred stock which were issued under the merger agreement dated March 7, 1994. The Series F preferred stock was subsequently cancelled. The Company transferred to CEV 60 percent of the common shares received by the Company as a result of the original merger agreement, retaining 40 percent in satisfaction of certain advances made in prior periods which had been fully impaired by charges to expense in fiscal 1994 and 1993.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE G   SHAREHOLDERS' EQUITY (Continued)

            Employee Stock Plans The Company has a qualified incentive stock option plan, as defined in Section 422A of the Internal Revenue Code, that reserved a total of 500,000 shares of common stock for issuance thereunder to certain officers and employees. The plan provides for options to (a) be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant (110% of the fair market value for greater than 10% shareholders), (b) become exercisable at least six months after the date of grant, and
            (c) lapse no more than 10 years from the date of grant (5 years for greater than 10% shareholders). The Company granted
            100,000 options to two of its officers during 1994. At July 31, 1995, the outstanding options are exercisable as follows:

                          Number of stock        Exercise      Expiration
                        options exercisable       price         date

                            100,000               .50          July 27, 2002
                            160,000               .48125       July 31, 1996
                             60,000               .4125        February  28, 1997
                             50,000               .375         February  28, 2002
                             50,000               .4375        August     1, 2001
                             80,000               .39          February  27, 2001
                             500,000

            On September 13, 1993, the Board of Directors adopted the 1993 Omnibus Employee Stock Option Plan (the "Plan") whereby the Company reserved 250,000 shares of the Company's common stock to be issued to officers, employees and consultants in the form of stock awards or stock options. The Plan was effective August 1, 1993. During fiscal 1994, the Company issued 250,000 shares of common stock under the Plan to an unrelated third party consultant as compensation for services performed in providing opportunity assessments and due diligence leading to possible acquisitions of private and/or public companies.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE H   CRUDE OIL AND GAS SALES

            The Company's only significant business segment is the exploration for and acquisition and development of oil and gas reserves. Customers accounting for 10% or more of the Company's total crude oil and gas sales were:
                                             Percentage of total sales
                                                   1995      1994

                   Cambridge Production                        1610
                   Delhi Gas Pipeline                          11*
                   Border Resources                            1018
                   Koch Oil                           *        15

                   *Sales accounted for less than 10% of total crude oil and gas sales.


          NOTE I   FEDERAL INCOME TAXES

            At July 31, 1995, the Company had available net operating loss carryforwards of approximately $10,000,000, and depletion carryforwards of approximately $4,500,000. As a result of certain transactions, the utilization of approximately $5,000,000 of the Company's net operating loss carryforwards is limited. The net operating loss carryforwards, if unused, will expire in various amounts through 2010. The depletion carryforwards may be carried forward indefinitely. These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

            As of July 31, 1995 and 1994, the tax effect on components of the net deferred tax asset are as follows:

                                                                1995         1994

                 Net operating loss carryforwards           $ 2,028,000   $2,180,000
                 Percentage depletion carryforward              949,000      900,000
                 Provision for loss on investments              324,020      334,120
                 Oil and gas properties                       2,052,615    2,072,346
                 Depletion of oil and gas properties         (2,068,362)  (2,338,168)
                                                              3,285,273    3,148,298
                 Valuation allowance                         (3,285,273)  (3,148,298)
                 Net deferred tax asset                     $         0   $        0
            Notes to Consolidated Financial Statements (Continued)

          NOTE J   RELATED PARTY TRANSACTIONS AND COMMITMENTS

          CASPEN OIL, INC. AND SUBSIDIARIES

            Employment Agreement Effective January 1, 1994, the Company renewed an employment agreement with its president for an initial term of 24 months at an annual salary of $144,000. The employment agreement also carries provisions for an extension term of an additional 24 months at an annual salary of $125,000. Amounts paid pursuant to the contracts were $144,000 for each of the two years ended July 31, 1995.

            Services and Operations Agreement Effective March 31, 1994, Summit Overseas Exploration, Inc., a wholly-owned subsidiary of the Company, entered into a Service and Operations Agreement (the Service Agreement) with CUSA. The initial term of the Service Agreement expired on July 31, 1995, at which time the Service Agreement automatically renewed for up to two additional one-year terms. Under the terms of the Service
            Agreement, CUSA is to provide financial and operational management and general corporate legal services to the Company. CUSA also provides the personnel and office space necessary for the operations of the Company. The Service Agreement with CUSA provides for the payment to CUSA of actual costs plus ten percent, revised to five percent effective June, 1995, (the
            Costs). In the event that the Costs exceed the computed average of the preceding three months amount, the Company will not be obligated to pay such excess. Any costs in excess of the computed average of the preceding three months amount will be borne by CUSA. During fiscal 1995 and 1994, the Company made payments to CUSA pursuant to the Service Agreement in the amount of $385,718 and $194,289, respectively. During fiscal 1994, the Company made payments to Churchill Technology, Inc. pursuant to a Management and Operations Agreement (the Management Agreement) in the amount of $315,000. The Management Agreement was terminated on March 31, 1994. Total amounts paid under the agreements were $385,718 and $509,289 for the years ended July 31, 1995 and 1994, respectively.

            CUSA owns 100 percent of the outstanding common stock of Trans Energy, Inc., a principal shareholder of the Company. During fiscal 1995, the Company sold 207,694 Series A preferred shares held in treasury to Trans Energy, Inc. for cash proceeds of $207,694. The offer was made by the Company initially to its largest Series A preferred shareholder, MCorp Management
            (MCorp); however, MCorp declined purchasing the shares. Dividends in arrears on these shares were $3,440,214 as of July 31, 1995.

          CASPEN OIL, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Continued)


          NOTE K   SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH
          FLOWS

            During the years ended July 31, 1995 and 1994, the Company paid interest of $2,627 and $198, respectively.

            Noncash investing and financing activities were as follows:

              - During the year ended July 31, 1994, the Company cancelled 30,935 shares of common stock with an assigned value of $15,469, which had been set aside for issuance under an employee stock plan that has been terminated, by crediting paid-in capital.

              -  During  the   year  ended  July   31,  1995,  the  Company
                 transferred its cost basis of $807,800 in certain oil and gas properties to Investment in CSV (Note D).

              -  During  the   year  ended  July   31,  1995,  the  Company
                 reacquired and cancelled 27 shares of common stock at no cost to the Company.

              - On November 29, 1994, the shareholders of the company approved a proposal to reduce the par value of the Company's common stock from $.50 per share to $.01 per share.

              - During the year ended July 31, 1995, the Company cancelled 241,000 shares of Series F preferred stock with an assigned value of $241,000 (Note G).


          NOTE L   EMPLOYEE BENEFIT PLAN

            Effective August 1, 1993, the Company adopted a profit sharing plan (the Plan), which is a defined contribution plan available for all employees who work over 1,000 hours during any fiscal year ending July 31.

            Within the terms of the Plan, the Company may contribute such amount not to exceed the lesser of 25% of a participant's compensation or $30,000. An employee vests according to the Plan's vesting schedule; however, an employee is fully vested upon completing three years of service.

            The Company's management determines the Plan contribution by year end and funds the contribution by or after the fiscal year end. Management contributed $16,100 and $43,000 for the years ended July 31, 1995 and 1994, respectively.