Form 10QSB
period 1995-10-31
CASPEN OIL INC
filed 1995-12-20
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For Quarter Ended                                 Commission File Number
        October 31, 1995                                           1-7965


                                CASPEN OIL, INC.
             (Exact name of registrant as specified in its charter)


                   Nevada                                        75-1325831
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


                 Yes    X                            No

As of October 31, 1995, the Registrant had 18,092,200 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes       ;          No    X
                                                       ------              -----

CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

October 31, 1995



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets.................................1

         Condensed Consolidated Statements of Operations.......................2

         Condensed Consolidated Statement of Shareholders' Equity..............3

         Condensed Consolidated Statements of Cash Flows.......................4

         Notes to Condensed Consolidated Financial Statements..................5


Item 2.  Management's Discussion and Analysis or
         Plan of Operation...................................................6-7


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................8

Item 6.  Exhibits and Reports on Form 8-K......................................8

Signatures.....................................................................9

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                                                    October 31,        July 31,
                                                                        1995             1995
                                                                   ------------      ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $    143,149      $    464,876
     Accounts receivable and prepaid expenses, net of
       allowance for doubtful accounts                                  189,231           327,038
     Notes receivable                                                     8,346             8,346
                                                                        340,726           800,260
PROPERTY AND EQUIPMENT, AT COST
     Oil and gas properties, full cost method of accounting          19,768,352        19,626,347
     Other                                                              240,830           240,830
                                                                     20,009,182        19,867,177
     Less accumulated depletion, depreciation and amortization       16,708,446        16,659,765
                                                                      3,300,736         3,207,412
OTHER
     Investments                                                        833,520           833,520
     Notes receivable, related party noncurrent                          66,622            42,223
     Notes receivable, noncurrent                                        48,045            48,045
     Other                                                                1,950             1,950
                                                                        950,137           925,738
             TOTAL ASSETS                                          $  4,591,599      $  4,933,410

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                 $  1,547,500      $  1,597,500
     Accounts payable                                                   633,473           956,116
     Accrued expenses                                                   546,374           523,973
     Note payable, other                                                 10,000            10,000
                                                                      2,737,347         3,087,589
LONG-TERM LIABILITIES
     Accrued expenses                                                    66,667            66,667
     Note payable, other                                                 20,000            20,000
                                                                         86,667            86,667
SHAREHOLDERS' EQUITY
   Convertible preferred stock:
       Series A                                                         600,000           600,000
       Series C                                                         300,000           300,000
       Series E                                                         125,000           125,000
     Common stock                                                       180,922           180,922
     Additional paid-in capital                                      21,091,871        21,091,871
     Accumulated deficit                                            (20,520,498)      (20,528,929)
                                                                      1,777,295         1,768,864
     Less treasury stock                                                  9,710             9,710
                                                                      1,767,585         1,759,154

             TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                               $  4,591,599      $  4,933,410


See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)



                                                    Three months ended
                                                        October 31,
                                                    1995          1994
                                                 ---------      ---------

REVENUE
   Oil and gas sales                             $ 194,464      $ 303,912
   Overhead income                                  11,541         14,668
   Interest income                                   3,986          6,222
   Other                                            38,785        228,343
                                                   248,776        553,145

COSTS AND EXPENSES
   Production and operating                        117,080        163,993
   Depletion, depreciation, and amortization        48,681        103,144
   General and administrative                       74,584        156,883
   Interest expense                                   --           30,122
                                                   240,345        454,142
NET INCOME                                           8,431         99,003

DIVIDEND REQUIREMENTS ON PREFERRED STOCK           269,775        269,955

LOSS APPLICABLE TO COMMON STOCK                  $(261,344)      (170,952)

LOSS PER COMMON SHARE                            $    (.01)     $    (.01)









See accompanying notes to condensed consolidated financial statements

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)



                              Preferred Stock           Common Stock        Additional     Accumu-                        Total
                                                                              paid-in       lated        Treasury     shareholders'
                         Series  Shares    Amount     Shares     Amount       capital      deficit         stock          equity

Balance at July 31, 1995    A    600,000  $600,000  18,092,222  $  180,922  $21,091,871  $(20,528,929)  $(    9,710)  $1,759,154

                            C    300,000   300,000

                            E    125,000   125,000



Net Income for the three months ended
  October 31, 1995                                                                              8,431                      8,431


Balance at October 31, 1995
  Series A                       600,000  $600,000  18,092,222  $  180,922 $21,091,871   $(20,520,498)  $(    9,710)  $1,767,585
  Series C                       300,000  $300,000
  Series E                       125,000  $125,000

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                                                         Three months ended
                                                                                             October 31,
                                                                                     -----------------------
                                                                                         1995          1994
                                                                                     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $   8,431      $ 99,003
   Adjustments to reconcile net income
    to net cash used in operating activities:
       Depletion, depreciation, and amortization                                        48,681       103,144

       Changes in operating assets and liabilities:
         Decrease in accounts receivable
            and prepaid expenses                                                       137,807       132,019
         Increase in other assets                                                      (24,399)         -
         Decrease in notes/accounts payable and accrued expenses                      (350,242)     (374,626)

               NET CASH USED IN
                  OPERATING ACTIVITIES                                                (179,722)     ( 40,460)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposition of property and equipment                                     914          -
   Purchase of property and equipment, net of property
    sales and well credits                                                            (142,919)     (    631)

               NET CASH USED IN INVESTING ACTIVITIES                                  (142,005)     (    631)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of treasury stock for working capital                                             -          207,694
   Purchase of treasury stock                                                             -         (    100)

               NET CASH PROVIDED BY FINANCING ACTIVITIES                                  -          207,594

               INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                                                (321,727)      166,503

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         464,876       628,955

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 143,149    $  795,458






See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended October 31, 1995



(1)      Basis of Presentation

         The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at October 31, 1995, and the results of operations for the three month periods ended October 31, 1995, and 1994. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.


(2)      Daiwa Bank, Ltd. Loan

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

         As of October 31, 1995, the Company has voluntarily reduced the outstanding principal balance to $1,547,500.

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

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operation



The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 1995.

Liquidity and Capital Resources

During the three months ended October 31, 1995, the working capital deficit increased from July 31, 1995, by approximately $59,000. This increase is due largely to the reduction of severance tax liability, due to settlement with Torch Operating Company. Motion for dismissal of the litigation with Torch is to be filed with the Louisiana federal district court in December 1995; and to the pay down of certain outstanding trade payables, as well as principal loan reduction to the Daiwa Bank debt of $50,000.

The Company's current liabilities exceed current assets by $2,346,621 at October 31, 1995. The working capital deficit at October 31, 1995, is due primarily to the $1,547,500 of the Company's debt due to Daiwa Bank which matured in June 1993 (See Note 2) and to outstanding trade and note payables of an approximate $850,000.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued




Results of Operations

Oil and gas revenues were substantially lower in the three months ended October 31, 1995, as compared to the three months ended October 31, 1994. This was primarily attributable to higher gas prices in 1994, as well as oil production at the Vermilion Bay lease has decreased slightly over 1994.

The Company experienced lower gas prices in the three months ended October 31, 1995, compared with those received in the same period last year, whereas slightly higher oil prices were experienced in the first three months of fiscal year 1995 when compared with the same period last year. Average oil and gas prices received in the three months ended October 31, 1995, were approximately $16.00 per barrel of oil and $1.35 per MCF gas as compared to approximately
$15.80 per barrel of oil and $1.49 per MCF gas for the three months ended October 31, 1994.

The Company reported a net income of $8,431 for the three months ended October 31, 1995, compared to a net income of $99,003 for the three months ended October 31, 1994. This is primarily due to higher oil and gas revenues and comparatively lower production and operating expenses for the three months ended October 31, 1994, as compared with the three months ended October 31, 1995. Oil and gas revenues approximated $194,000 for the three months ended October 31, 1995, while revenues for the same period in 1994 approximated $304,000. Production and operating expenses for the quarter ended October 31, 1995, were approximately $117,000, as compared to the quarter ended October 31, 1994, which were approximately $164,000. The increase in lease operating expenses to 60 percent of oil and gas sales from 54 percent generally reflects the activities detailed above with respect to the decrease in oil and gas revenues for the three months ended October 31, 1995.

General and administrative expenses for the three months ended October 31, 1995, decreased by approximately $82,000 from the corresponding three months ended October 31, 1994. This decrease primarily related to lower costs of merger and acquisition activities, including legal and accounting costs.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of October 31, 1995, dividends on the Company's Series A Shares are in arrears $15.74 per share for a total of $9,435,752.

CASPEN OIL, INC.
AND SUBSIDIARIES

Part II.  Other Information




Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits - none

(b)      Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CASPEN OIL, INC.




December 18, 1995                                By:/s/ Gary N. Davis
                                                    --------------------------
                                                    Gary N. Davis, Treasurer