Form 10QSB
period 1996-01-31
CASPEN OIL INC
filed 1996-03-18
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
    January 31, 1996                           1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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


       Yes    X                                        No

As of January 31, 1996, the Registrant had 18,092,200 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes    ;  No    X





CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

January 31, 1996



PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets. . . . . .  . . . . .1

    Condensed Consolidated Statements of Operations.  . . . .2-3

    Condensed Consolidated Statement of Shareholders' Equity  .4

    Condensed Consolidated Statements of Cash Flows. . . . .  .5

    Notes to Condensed Consolidated Financial Statements . ..6-8


Item 2.   Management's Discussion and Analysis or
    Plan of Operation. . . . . . . . . . . . . . . . . . . ..9-11


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .  . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . .  . 13



















CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
                                       January 31,       July 31,
ASSETS                                    1996            1995

CURRENT ASSETS
  Cash and cash equivalents         $      82,175    $    464,876
  Accounts receivable and prepaid expenses, net of
    allowance for doubtful accounts       256,007         327,038
  Notes receivable                          8,346           8,346
                                          346,528         800,260
PROPERTY AND EQUIPMENT, AT COST
  Oil and gas prop., full cost method  19,784,977      19,626,347
  Other                                   240,830         240,830
                                       20,025,807      19,867,177
  Less accum. depl., deprec. amort.    16,754,369      16,659,765
                                        3,271,438       3,207,412
OTHER
  Investments                             774,244         833,520
  Notes rec., related party noncurrent     66,622          42,223
  Notes receivable, noncurrent             48,045          48,045
  Other                                     1,950           1,950
                                          890,861         925,738
      TOTAL ASSETS                   $  4,508,827    $  4,933,410

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                 1)   $  1,547,500    $  1,597,500
  Accounts payable                        833,013         956,116
  Accrued expenses                        405,466         523,973
  Note payable, other                      10,000          10,000
                                        2,795,979       3,087,589
LONG-TERM LIABILITIES
  Accrued expenses                           -             66,667
  Note payable, other                      20,000          20,000
                                           20,000          86,667
SHAREHOLDERS' EQUITY
  Convertible preferred stock:
   Series A                                600,000        600,000
   Series C                                300,000        300,000
   Series E                                125,000        125,000
  Common stock                             180,922        180,922
  Additional paid-in capital            21,091,871     21,091,871
  Accumulated deficit                  (20,595,235)  (20,528,929)
                                         1,702,558      1,768,864
  Less treasury stock                        9,710          9,710
                                         1,692,848      1,759,154

      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY        $   4,508,827   $  4,933,410

See accompanying notes to condensed consolidated financial statements.

(1) See Note 2.

                                       1
















































CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)



                                              Three months ended
                                                 January 31,
                                                1996    1995

REVENUE
 Oil and gas sales                          $ 272,808  $ 359,446
 Overhead income                               12,826     12,909
 Interest income                                6,793      5,519
 Other                                          7,801     36,763
                                              300,228    414,637

COSTS AND EXPENSES
 Production and operating                     125,078    159,820
 Depletion, depreciation, and amortization     45,923    103,144
 General and administrative                   203,944    279,581
 Interest expense                                  20     30,006
                                              374,965    572,551
NET LOSS                                      (74,737)  (157,914)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK      269,775    269,820

LOSS APPLICABLE TO COMMON STOCK             $(344,512)  (427,734)

LOSS PER COMMON SHARE                       $    (.02) $    (.02)









See accompanying notes to condensed consolidated financial statements







                                     2



CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                              Six months ended
                                                 January 31,
                                                1996    1995

REVENUE
 Oil and gas sales                         $ 467,272  $ 663,358
 Overhead income                              24,367     27,577
 Interest income                              10,779     11,741
 Other                                        46,586    265,106
                                             549,004    967,782

COSTS AND EXPENSES
 Production and operating                    242,157    323,813
 Depletion, depreciation, and amortization    94,604    206,288
 General and administrative                  278,528    436,464
 Interest expense                                 20     60,128
                                             615,309  1,026,693
NET LOSS                                     (66,305)  ( 58,911)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK     539,550    539,775

LOSS APPLICABLE TO COMMON STOCK            $(605,855)  (598,686)

LOSS PER COMMON SHARE                      $    (.03) $    (.03)
















See accompanying notes to condensed consolidated financial statements




                                     3
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)




                Preferred Stock       Common Stock    Additional
                                                       paid-in
                 shares   Amount   Shares    Amount    capital
Balances at July 31, 1995

  Series A       600,000 $600,000 18,092,222 $180,922 $21,091,871
  Series B       300,000  300,000
  Series E       125,000  125,000

                                                Total
                Accumulated    Treasury      shareholders'
                 deficit        stock          equity

               $(20,528,929)  $( 9,710)       $1,759,154

Net Income for the three months ended
  October 31, 1995
                      8,431                        8,431


Balances at October 31, 1995
  Series A       600,000 $600,000 18,092,222 $180,922 $21,091,871
  Series C       300,000 $300,000
  Series E       125,000 $125,000



               $(20,520,498)   $(   9,710)    $1,767,585


Net Loss for the three months
  ended January 31, 1996
                  (  74,737)                   (  74,737)


Balance at January 31, 1996
  Series A       600,000 $600,000 18,092,222 $180,922 $21,091,871
  Series C       300,000 $300,000
  Series E       125,000 $125,000



               $(20,595,235)   $(   9,710)    $1,692,848
                                         4

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                              Six months ended
                                                January 31,
                                               1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $( 66,305) $ (58,911)
   Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
          Depletion, deprec., and amort.       94,604    206,288

          Changes in operating assets and liabilities:
           Decrease in accounts receivable
            and prepaid expenses               71,031    112,113
           (Increase) decrease in other assets 34,877   ( 42,223)
           Increase (decrease) in notes/accounts payable and
accrued expenses                             (358,278)  (312,967)

              NET CASH USED IN
              OPERATING ACTIVITIES           (224,071)  ( 95,700)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds disposition of prop. and equip.     2,806      2,716
   Purchase of property and equipment, net of property
         sales and well credits              (161,436)  ( 61,367)

     NET CASH USED IN INVESTING ACTIVITIES   (158,630)  ( 58,651)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of treasury stock for working capital    -       207,694
   Purchase of treasury stock                    -     (     423)

      NET CASH PROVIDED BY FINANCING ACTIVITIES  -       207,271

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                 (382,701)    52,920

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD 464,876    628,955

CASH AND CASH EQUIVALENTS, END OF PERIOD   $   82,175  $ 681,875

See accompanying notes to condensed consolidated financial statements.


                                         5
CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended January 31, 1996

(1) Basis of Presentation

The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at January 31, 1996, and the results of operations for the six month periods ended January 31, 1996, and 1995. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.


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

As of January 31, 1996, the Company has voluntarily reduced the outstanding principal balance to $1,547,500.
                                         6
The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1996: (a) the Company and Daiwa reach an agreement to reduce to zero the outstanding loan balance inclusive of interest (However, there can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which secure the debt.); or (b) litigation results in which the Company asserts lender liability claims for refusal to renew the credit as represented, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal years 1996-1997.








































                                         7
CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Six Months Ended January 31, 1996



(2)     Daiwa Bank, Ltd. Loan (Continued)

   The Company received correspondence in late January 1996 from The Daiwa Bank, Ltd. notifying Caspen Oil that it (Daiwa) had decided to "re-book" its account with the Company and effectively assign the account to another Japanese bank, The Sumitomo Bank, Limited, whereby, The Sumitomo Bank would now be the servicer of the account. In the correspondence, Daiwa Bank further stated that unless told so in writing, they would assume that the Company would have no objections to the "re-booking" of the account.

   Upon receipt of the letter from Daiwa Bank, the Company immediately objected telephonically and followed with written objection dated January 31, 1996, whereby, the Company directly objected to the "re-booking" of the account by Daiwa Bank and further clarified that the Company's account, related to our respective agreements, should not be "re-booked", nor should the account be serviced by anyone other than Daiwa Bank. The Company further stated in the objection that Daiwa Bank's present account relative to the Company's respective agreements should a) reflect a receivable remaining due from the Company of $50,000, b) show total amounts paid by the Company on account to date of $14,885,114, c) reflect a contingent liability to the Company of $10,355,000, and d) reflect a contingent liability to Torch Operating Company of $192,733.

   Simultaneous to the formal written objection described above, the Company has forwarded a copy of the same written objection to Daiwa Bank's legal counsel.

   Even though the Company's management feels strongly that it will not pay Daiwa Bank any amount greater than $50,000 in total settlement (inclusive of principal and interest), because of Generally Accepted Accounting Principals (GAAP), it is obliged to retain the total alleged indebtedness on its books.

   This in no way should be interpreted that the Company will pay or owes the alleged indebtedness.





                                         8
CASPEN OIL, INC.
AND SUBSIDIARIES

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

Liquidity and Capital Resources

During the six months ended January 31, 1996, the working capital deficit increased from July 31, 1995, by approximately $162,122. This increase is due largely to the reduction of severance tax liability, due to settlement with Torch Operating Company. (The Consent Judgment for dismissal of the litigation with Torch was filed with the Louisiana federal district court and approved on January 5, 1996.) And to the pay down of certain outstanding trade payables, as well as principal loan reduction to the Daiwa Bank debt of $50,000.

The Company's current liabilities exceed current assets by $2,449,451 at January 31, 1996. The working capital deficit at January 31, 1996, is due primarily to the $1,547,500 of the Company's debt due to Daiwa Bank which matured in June 1993 (See
Note 2) and to outstanding trade and note payables of an approximate $850,000.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.
















                                         9

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of
Operation, Continued




Results of Operations

Oil and gas revenues were substantially lower in the six months ended January 31, 1996, as compared to the six months ended January 31, 1995. This was primarily attributable to lower unit production at both the Vermilion Bay and the Werner Sawmill leases in fiscal year 1996 as compared to fiscal year 1995, and to a workover on a non-operated Texas well, the Hill - 1T.

The Company experienced slightly higher gas prices in the six months ended January 31, 1996, compared with those received in the same period last year, whereas relatively stable oil prices were experienced in the first six months of fiscal year 1996 when compared with the same period last year. Average oil and gas prices received in the six months ended January 31, 1996, were approximately $15.90 per barrel of oil and $1.45 per MCF gas as compared to approximately $15.60 per barrel of oil and $1.40 per MCF gas for the six months ended January 31, 1995.

The Company reported a net loss of $(66,305) for the six months ended January 31, 1996, compared to a net loss of $(58,911) for the six months ended January 31,1995. This is primarily due to higher oil and gas revenues and comparatively lower production and operating expenses for the six months ended January 31, 1995 as compared with the six months ended January 31, 1996. Oil and gas revenues approximated $467,000 for the six months ended January 31, 1996, while revenues for the same period in 1995 approximated $663,000. Production and operating expenses for the period ended January 31, 1996, were approximately $242,000, as compared to the period ended January 31, 1995, which were approximately $324,000. The increase in lease operating expenses to 52 percent of oil and gas sales from 49 percent generally reflects the activities detailed above with respect to the decrease in oil and gas revenues for the six months ended January 31, 1996.

General and administrative expenses for the six months ended January 31, 1996, decreased by approximately $158,000 from the corresponding six months ended January 31, 1995. This decrease primarily related to lower costs of merger and acquisition activities, including legal and accounting costs.

Series A Preferred Stock Cumulative Dividends In Arrears

                                         10
The terms of the Series A Shares provide that no dividends may be paid on theCommon Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of January 31, 1996, dividends on the Company's Series A Shares are in arrears $16.19 per share for a total of $9,705,527.














































                                         11
CASPEN OIL, INC.
AND SUBSIDIARIES

Part II.  Other Information





Item 4. Submission of Matters to a Vote of Security Holders

   None


Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits - none

(b)     Reports on Form 8-K:

   A report dated February 13, 1996, was filed reporting information under Item
   4 - Changes in Registrant's Certifying Accountant.





























                                        12

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CASPEN OIL, INC.




March 15, 1996                             By:


                                          Gary N. Davis,
Treasurer



































                                        13

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CASPEN OIL, INC.




March 15, 1996                             By:/s/ Gary N. Davis


                                          Gary N. Davis,
Treasurer