Form 10QSB
period 1996-04-30
CASPEN OIL INC
filed 1996-06-17
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
     April 30, 1996                            1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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


       Yes    X                                                            No

As of April 30, 1996, the Registrant had 18,092,200 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X





CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

April 30, 1996




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .1

Condensed Consolidated Statements of Operations. . . . . . . . . . . . .2-3

Condensed Consolidated Statement of Shareholders' Equity . . . . . . . . .4

Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . .5

Notes to Condensed Consolidated Financial Statements . . . . . . . . . .6-7


Item 2.  Management's Discussion and Analysis or
Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . .8-9


PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders . . . . . . . 10

Item 6.Exhibits and Reports on Form 8- K . . . . . . . . . . . . . . . . 10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


















CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                                    April 30,        July 31,
ASSETS                                                 1996            1995

CURRENT ASSETS
   Cash and equivalents                       $      29,188     $    464,876
   Accounts rec., prepaid exp.
     net of allowance                               275,658          327,038
   Notes receivable                                   6,267            8,346
                                                    311,113          800,260
PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties, full cost             19,819,641       19,626,347
   Other                                            240,830          240,830
                                                 20,060,471       19,867,177
   Less accum. depl., deprec., and amort.       (16,797,727)      16,659,765
                                                  3,262,744        3,207,412
OTHER
   Investments                                      774,244          833,520
   Notes receivable, related party                   66,622           42,223
   Notes receivable, noncurrent                      48,045           48,045
   Other                                              1,950            1,950
                                                    890,861          925,738
       TOTAL ASSETS                            $  4,464,718     $  4,933,410

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                         (1)   $  1,547,500     $  1,597,500
   Accounts payable                                 830,969          956,116
   Accrued expenses                                 448,041          523,973
   Note payable, other                               10,000           10,000
                                                  2,836,510        3,087,589
LONG-TERM LIABILITIES
   Accrued expenses                                    -              66,667
   Note payable, other                               20,000           20,000
                                                     20,000           86,667
SHAREHOLDERS' EQUITY
   Convertible preferred stock:
    Series A                                        600,000          600,000
    Series C                                        300,000          300,000
    Series E                                        125,000          125,000
   Common stock                                     180,922          180,922
   Additional paid-in capital                    21,091,871       21,091,871
   Accumulated deficit                          (20,679,875)     (20,528,929)
                                                  1,617,918        1,768,864
   Less treasury stock                                9,710            9,710
                                                  1,608,208        1,759,154
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                $   4,464,718    $   4,933,410



See accompanying notes to condensed consolidated financial statements.

(1) See Note 2.
                                        1

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                                Three months ended
   1996                                                      1995

REVENUE
   Oil and gas sales                              $ 237,328    $ 228,600
   Overhead income                                   12,826       12,415
   Interest income                                    3,601        9,789
   Other      11                                      1,998
                                                    253,766      252,802

COSTS AND EXPENSES
   Production and operating                         105,694      116,186
   Depl., deprec., and amort.                        43,358      103,144
   General and administrative                       189,355      198,171
   Interest expense                                    -          32,297
                                                    338,407      449,798
NET LOSS                                            (84,641)    (196,996)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK            269,775      269,775

LOSS APPLICABLE TO COMMON STOCK                   $(354,416)   $(466,771)

LOSS PER COMMON SHARE                             $  (.02)     $  (.03)









See accompanying notes to condensed consolidated financial statements.













CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                        Nine months ended
                                                            April 30,
                                                      1996        1995

REVENUE
 Oil and gas sales                               $ 704,600    $ 891,958
 Overhead income                                    37,193       39,992
 Interest income                                    14,380       21,530
 Other                                              46,597      267,104
                                                   802,770    1,220,584

COSTS AND EXPENSES
 Production and operating                          347,851      439,999
 Depletion, depreciation, and amortization         137,962      309,432
 General and administrative                        467,883      634,635
 Interest expense                                       20       92,425
                                                   953,716    1,476,491
NET LOSS                                          (150,946)    (255,907)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK           809,325      809,550

LOSS APPLICABLE TO COMMON STOCK                  $(960,271) $(1,065,457)

LOSS PER COMMON SHARE                            $  (.05)   $   (.06)






See accompanying notes to condensed consolidated financial statements.















CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)


                             Preferred Stock              Common Stock         Additional        Accumu-                   Total
                                                                                 paid-in          lated     Treasury   shareholders'
                      Series     Shares     Amount      Shares      Amount       capital        deficit        stock      equity
Balance at July 31, 1995 A       600,000   $600,000   18,092,222  $  180,922    $21,091,871  $(20,528,929) $(    9,710) $1,759,154

                         C       300,000    300,000

                         E       125,000    125,000



Net Income for the three months ended
  October 31, 1995                                                                                 8,431                     8,431


Balance at October 31, 1995
  Series A                       600,000   $600,000   18,092,222  $  180,922    $21,091,871  $(20,520,498) $(    9,710) $1,767,585
  Series C                       300,000   $300,000
  Series E                       125,000   $125,000


Net Loss for the three months
  ended January 31, 1996                                                                     (    74,737)               (   74,737)


Balance at January 31, 1996
  Series A                       600,000   $600,000   18,092,222  $   180,922   $21,091,871  $(20,595,235) $(     9,710)$1,692,848
  Series C                       300,000   $300,000
  Series E                       125,000   $125,000

Net Loss for the three months
  ended April 30, 1996                                                                        (    84,641)               (  84,641)

Balance at April 30, 1996
  Series A                       600,000   $600,000   18,092,222  $  180,922    $21,091,871  $(20,679,876) $(     9,710)$1,608,207
  Series C                       300,000   $300,000
  Series E                       125,000   $125,000

                                                                   4
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                             Nine months ended
                                                                    April 30,
                                                              1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(150,946)  $(255,907)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization                   137,962    309,432
Issuance of common stock for services                          -         1,000

Changes in operating assets and liabilities:
Decrease in accounts receivable
and prepaid expenses                                         51,380    139,059
Decrease in notes receivable                                  2,079        -
(Increase) decrease in other assets                          34,877   ( 30,992)
Increase (decrease) in notes/accots. pay/accrued exps.     (317,746)  (326,681)

NET CASH USED IN
OPERATING ACTIVITIES                                       (242,394)  (164,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and equipment           2,957       6,754
Purchase of property and equipment, net of property
sales and well credits                                     (196,251)  (105,388)

NET CASH USED IN INVESTING ACTIVITIES                      (193,294)  ( 98,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of treasury stock for working capital                     -       207,694
Purchase of treasury stock                                     -     (     523)
Payment on note payable                                        -      (  12,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES                      -        194,671

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       (435,688)  ( 68,052)

CASH AND EQUIVALENTS, BEG. OF PERIOD                        464,876    628,955

CASH AND EQUIVALENTS, END OF PERIOD                      $   29,188 $  560,903







See accompanying notes to condensed consolidated financial statements.




CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended April 30, 1996



(1)     Basis of Presentation

   The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at April 30, 1996, and the results of operations for the nine month periods ended April 30, 1996, and 1995. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.

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

   As of April 30, 1996, the Company has voluntarily reduced the outstanding principal balance to $1,547,500.




CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Nine Months Ended April 30, 1996



(2)     Daiwa Bank, Ltd. Loan (Continued)

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

   Upon receipt of the letter from Daiwa Bank, the Company immediately objected telephonically and followed with written objection dated January 31, 1996, whereby, the Company directly objected to the "re-booking" of the account by Daiwa Bank and further clarified that the Company's account, related to our respective agreements, should not be "re-booked", nor should the account be serviced by anyone other than Daiwa Bank. The Company further stated in the objection that Daiwa Bank's present account relative to the Company's respective agreements should a) reflect a receivable remaining due from the Company of $50,000, b) show total amounts paid by the Company on account to date of $14,885,114, c) reflect a contingent liability to the Company of $10,355,000, and d) reflect a contingent liability to Torch Operating Company of $142,733.

   Simultaneous to the formal written objection described above, the Company has forwarded a copy of the same written objection to Daiwa Bank's legal counsel.

   Even though the Company's management feels strongly that it will not pay Daiwa Bank any amount greater than $50,000 in total settlement (inclusive of principal and interest), because of Generally Accepted Accounting Principals
   (GAAP), it is obliged to retain the total alleged indebtedness on its books. This in no way should be interpreted that the Company will pay or owes the alleged indebtedness.
                                        7
CASPEN OIL, INC.
AND SUBSIDIARIES

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

Liquidity and Capital Resources

During the nine months ended April 30, 1996, the working capital deficit increased from July 31, 1995, by approximately $238,000. This increase is due largely to the reduction of severance tax liability, due to settlement with Torch Operating Company. (The Consent Judgment for dismissal of the litigation with Torch was filed with the Louisiana federal district court and approved on January 5, 1996.) And to the pay down of certain outstanding trade payables, as well as principal loan reduction to the Daiwa Bank debt of $50,000.

The Company's current liabilities exceed current assets by $2,525,397 at April 30, 1996. The working capital deficit at January 31, 1996, is due primarily to the $1,547,500 of the Company's debt due to Daiwa Bank which matured in June 1993 (See Note 2) and to outstanding trade and note payables of an approximate $860,000.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, and further, and assuming no unexpected interruption of current cash flows or unanticipated expenditures, it will have sufficient working capital to meet its obligations throughout the remaining fiscal year.






















CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued




Results of Operations

Oil and gas revenues were substantially lower in the nine months ended April 30, 1996, as compared to the nine months ended April 30, 1995. This was primarily attributable to lower unit production at both the Vermilion Bay and the Werner Sawmill leases and to a less than successful recompletion of the non-operated Manville Forest Products 1-10 lease, as well as a workover on a non-operated Texas well, the Hill - 1T in fiscal year 1996 as compared to fiscal year 1995.

The Company experienced slightly higher gas prices in the nine months ended April 30, 1996, compared with those received in the same period last year, whereas relatively stable oil prices were experienced in the first nine months of fiscal year 1996 when compared with the same period last year. Average oil and gas prices received in the nine months ended April 30, 1996, were approximately $16.10 per barrel of oil and $1.60 per MCF gas as compared to approximately $16.00 per barrel of oil and $1.40 per MCF gas for the nine monthS ended April 30, 1995.

The Company reported a net loss of $(150,946) for the nine months ended April 30, 1996, compared to a net loss of $(255,907) for the nine months ended April 30, 1995. Although oil and gas revenues were somewhat lower in the nine months ended April 30, 1996, than in the same period in 1995, production and operating expenses and general and administrative expenses were lower in 1996 over 1995 resulting in a lower net loss in 1996. Oil and gas revenues approximated $705,000 for the nine months ended April 30, 1996, while revenues for the same period in 1995 approximated $892,000. Production and operating expenses for the period ended April 30, 1996, were approximately $348,000, as compared to the period ended April 30, 1995, which were approximately $440,000.

General and administrative expenses for the nine months ended April 30, 1996, decreased by approximately $167,000 from the corresponding nine months ended April 30, 1995. This decrease primarily related to lower costs of merger and acquisition activities, including legal and accounting costs.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of April 30, 1996, dividends on the Company's Series A Shares are in arrears $16.64 per share for a total of $9,975,302.





                                        9
CASPEN OIL, INC.
AND SUBSIDIARIES

Part II.  Other Information




Item 4. Submission of Matters to a Vote of Security Holders

            On March 26, 1996, the Company held its Annual Meeting of Stockholders at which the following items were voted on and approved:

            (1) John J. Crawford was elected a director. Following is the number of votes cast for and withheld for Mr. Crawford:

                  Votes For                Votes Withheld

Common Shares         14,255,852               240,527
Series A Preferred Shares415,994                55,129
Series C Preferred Shares300,000                  -0-
Series E Preferred SharesNo Vote                  -0-

There were no abstentions or broker non-votes.

Following are the other directors whose term of office as a director continued after the meeting:

   Anthony J. Carroll
   Gary N. Davis
   Kimberley J. Love


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



                                      CASPEN OIL, INC.




June 13, 1996                         By:/s/ Gary N. Davis
                                          Gary N. Davis, Treasurer














































                                        11