Form 10KSB
period 1996-07-31
CASPEN OIL INC
filed 1996-11-19
CIK 95254

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended July 31, 1996

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

    The Registrant's revenues for the fiscal year ended July 31, 1996, were $1,083,851.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average prices of such stock as of October 1, 1996, is not determinable since the Company's securities are not actively traded.

As of October 1, 1996, 18,092,222 Common Shares of the Registrant were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its 1996 Annual Meeting of
Shareholders:  Part III

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

    In fiscal year 1996, the Company had one industry segment: oil and gas operations. Information regarding revenue, operating profit or loss and assets are included in and incorporated by reference to the Consolidated Financial Statements included in
Item 7 of this Report.


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

    The availability of a ready market for any oil or gas discovered and produced by the Company and the price obtained therefor is affected by competition from other energy sources, the supply of domestic and imported oil and gas, the proximity and capacity of pipelines, market demand, the effect of state and federal regulation of production and transportation of oil and gas and the effect of changes in tax law affecting the oil and gas industry. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of oil and gas from any producing well in which the Company has an interest.

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

    The average price of all oil sold by the Company in fiscal 1996 was $17.15 per barrel, while the same average for fiscal 1995 was $14.54 per barrel. The average price of all gas sold by the Company in fiscal 1996 was $1.54 per mcf, while the same average for fiscal 1995 was $1.36 per mcf.

    Customers. For fiscal year ended July 31, 1996, the major customers purchasing more than 10% of the Company's oil and gas production were Koch Oil Company (12%); Cambridge Production
(10%); and Meridian Oil Company (10%).

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

    The Company finances its exploration, development and oil and gas acquisition investments primarily from cash flows generated from existing operations. The Company made exploration, development, and acquisition expenditures totaling $262,290 during the fiscal year ended July 31, 1996 as compared to $159,200 for the fiscal year ending July 31, 1995.

    Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. The Company spent approximately $4,300 in fiscal 1996 as compared to approximately $24,000 in fiscal 1995. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to it of complying with present and future environmental laws and regulations.

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

    Employees. As of September 30, 1996, the Company (including its subsidiaries) employed 2 persons, both of whom were full-time employees. In addition, through a Service and Operations Agreement with Churchill U.S.A., Inc. ("CUSA"), the Company is provided with the following specific services: all computerized oil and gas accounting; all oil and gas revenue disbursements; all oil and gas production reporting; all oil and gas field supervision, general corporate legal service, and all office space and administrative activities at actual cost plus five (5) percent.

    Financial Information About Foreign and Domestic Operations and Export Sales. During the two fiscal years ended July 31, 1996, and 1995, the Company's oil and gas revenue has been received from operations conducted and properties located within the United States. In addition, the Company owns a working interest in one property which is unproven in the United Kingdom's North Sea; however, there have been no activities conducted on that particular property. Accordingly, except for certain investment transactions and the ownership of the working interest in the United Kingdom, all of the Company's consolidated revenue, operating profit and identifiable assets are attributable to the United States for such periods. The Company did not engage in export sales during the two fiscal years ended July 31, 1996, and 1995. Accordingly, there were minimal identifiable assets located outside the United States, and no significant revenues or pretax earnings or losses were realized during the two fiscal years ended July 31, 1996, and 1995 from operations outside the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

Location and General Character

    The Company's principal producing areas are in Texas, Oklahoma, New Mexico, and Louisiana. The Company's interests in oil and gas properties are held by virtue of leaseholds on the property which generally continue in force by reason of, and so long as, production from the lands under lease is maintained.
The Company believes that it generally has satisfactory title to its oil and gas properties. Such properties are generally subject to customary royalty interests contracted in connection with the acquisition of the property, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Company believes that none of such burdens materially detracts from the value of such properties or materially interferes with their use in the operation of the Company's business. As part of its Service and Operations Agreement with CUSA the Company is provided with approximately 4,500 square feet of office space located at 777 S. Wadsworth Blvd., Irongate 3, Suite 201, Lakewood, Colorado. The Company is not a party to the lease. The primary term of the lease covering this space will expire on December 31, 1996. The Company has been advised that CUSA intends to renew its lease for one year and will continue to provide office space to the Company.


Oil and Gas Operations

    Unless otherwise indicated, the following information under this subsection "Oil and Gas Operations," applies only to one geographic area, the United States.

    Net Proved Oil and Gas Reserves. The following table sets forth estimates of net quantities of proved reserves of crude oil
(including condensate and natural gas liquids) and natural gas of the Company as of July 31, 1996, and 1995.

                        Proved         Proved         Total
                       Developed     Undeveloped      Proved
                       Reserves        Reserves      Reserves

July 31, 1996
    Oil (bbls)           249,448           990        250,438
    Gas (mcf)          4,831,187       319,570      5,150,757



July 31, 1995
    Oil (bbls)           406,045        24,319        430,364
    Gas (mcf)          6,125,925       804,505      6,930,430



    The decline in oil and gas reserves from fiscal 1995 to fiscal 1996 is primarily due to substantial revisions to quantities in the Company's New Mexico and Louisiana properties. The Company's proved oil and gas reserves were estimated as of July 31, 1996, and 1995, by SavagEngineers, 7291 South Highland, Littleton, Colorado, 80120, an independent petroleum and natural gas consultant.

    Estimates of oil and gas reserves are, of necessity, projections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized.

    All of the Company's proved reserves are located within the United States.

    Present Value Analysis. The following table sets forth the present value, using a discount factor of ten percent (10%) and computed in accordance with regulations and guidelines of the Securities and Exchange Commission ("SEC"), of the estimated future net revenues to be received by the Company from the net quantities of proved reserves of crude oil (including condensate and natural gas liquids) and natural gas referred to in the subsection entitled "Properties--Oil and Gas Operations--Net Proved Oil and Gas Reserves", above, as of July 31, 1996, and 1995. The present value data has been presented to comply with the regulations of the SEC and should not be construed as representative of the fair market value of the Company's proved oil and gas properties.

                                 July 31,
                       1996                 1995

Proved Developed
Reserves of Oil and
Gas ............... $4,243,903          $4,370,914

Proved Undeveloped
Reserves of Oil and
Gas ...............    182,492             210,741

Total Proved
Reserves of Oil and
Gas ............... $4,426,395          $4,581,655


         Oil and Gas Production, Sales Price, Production Cost. The following table sets forth the Company's net oil (including condensate and natural gas liquids) and gas production, in number of barrels and thousands of cubic feet, respectively, for the years ended July 31, 1996, and 1995:


                   Year Ended                    Year Ended
                  July 31, 1996                 July 31, 1995

Oil (bbls)           26,483                        33,963
Gas (mcf)           337,842                       540,645


         None of the oil or gas produced and received during each of these periods was applicable to long-term supply or similar agreements with foreign governments or authorities in which the Company acted as a producer.


         The following table sets forth for the years ended July
31, 1996, and 1995, the Company's average sales price per bbl of oil and mcf of gas produced and average production costs per equivalent unit of production.


                        Year Ended                    Year Ended
                       July 31, 1996                July 31, 1995

Average sales price per
  bbl of oil <F1>:       $17.15                         $14.54

Average sales price per
  mcf of gas:            $ 1.54                         $ 1.36

Average production cost
  per equivalent unit
  (bbl), including
  severance taxes <F2>:  $ 5.47                         $ 4.24

Other<F3>                   .18                           1.00
                          -----                          -----
     TOTAL:              $ 5.65                         $ 5.24

_________________________
<F1>
(1)      Excludes natural gas liquids.
</F1>
<F2>
(2) Gas production is converted to barrel equivalents at the rate of 6 mcf per barrel, representing the estimated relative energy content of natural gas to oil.
</F2>
<F3>
(3)      Workover costs.
</F3>











         Producing Wells. The following table summarizes the producing oil and gas wells in which the Company had an interest at July 31, 1996:


                                        TOTAL WELLS

Geographic                  Oil Wells<F1>         Gas Wells<F1>

   Area                   Gross      Net     Gross       Net

Louisiana                  --        --        4         2.55
New Mexico                138         1.88     2          .34
Oklahoma                    6         1.06     1          .13
Texas                     323         1.69    30         1.97

TOTAL                     467         4.63    37         4.99
-------------------
<F1>
(1) Gross wells are the total number of wells in which the Company has a working interest. Net wells are the sum of the Company's fractional working interests in the gross wells. Multiple completions are treated as one well each. No wells with multiple completions are included in the table.
</F1>

         Acreage. The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 1996:

             WORKING INTEREST     ROYALTY AND OVERRIDING ROYALTY
          DEVELOPED UNDEVELOPED       DEVELOPED  UNDEVELOPED

        Acreage<F1><F3> Acreage<F2><F3>  Acreage    Acreage
          Gross  Net   Gross Net          Gross      Gross

California    --   --      --    --           160          --
Kansas        --   --      --    --           880          --
Louisiana  5,479  2,564    --    --         5,970          --
New Mexico 7,560    649  1,440 1,160       22,237       1,040
Oklahoma   1,432    235    --    --           678          --
Texas     33,658  1,524    --    --        37,488          --
Wyoming       --    --     --    --           800          --
United
  Kingdom     --    --  25,155   629           --          --

TOTAL     48,129 4,972  26,595 1,789       68,213       1,040
--------------------



<F1>
(1) Developed acres are those spaced or assignable to productive wells.
</F1>

<F2>
(2) Undeveloped acres are assignable to those wells which have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.
</F2>
<F3>
(3) Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests in the gross acres.
</F3>

         Drilling Activity. The following table sets forth the results of drilling activity by the Company for the years ended
July 31, 1996, and 1995. The Company drilled no exploratory wells for the years ended July 31, 1996, and 1995.


                          Development Wells<F1>

                   Gross                          Net




               Productive  Dry   Total   Productive Dry    Total

Year Ended
July 31, 1996      1       0       1      0.09     0.00     0.09


Year Ended
July 31, 1995     14       0      14      0.12     0.00     0.12


<F1>
(1) The term "development well" refers to a well drilled within the proven area of an oil and gas reservoir to the depth of a stratigraphic horizon known to be productive.
</F1>
         Present Activities. The Company installed a water disposal system during fiscal year ended 1994 at its Boston Bayou Field, Vermilion Parish, Louisiana. The installation was necessary to comply with Environmental Protection Agency and Department of Water Quality mandate to cease the discharge of produced water into the adjacent marshland. Since the installation, the well was successfully reworked to accommodate a greater flow at lower pressure, and the disposal system presently handles 100% of the produced water from the project. The Company also undertook to reevaluate this prospect area during the fiscal year and determined that additional gas reserves are exploitable in the presently-existing wellbores. The reserves are shown in the estimates as proved behind-pipe and total in excess of 1 billion cubic feet of gas recoverable from the leasehold. The Company plans to exploit these reserves when the economic limit of the existing production is reached. The Company currently owns a 75% working interest in this lease; however, is repaying a third party operator out of a 59.200550% NRI of the net proceeds. See "Results of Operations".

         Effective January 1, 1993, ARCO's South Justis Secondary Recovery Unit, located in Lea County, New Mexico, of which the Company owns a gross .825% working interest, was approved by the New Mexico Oil and Gas Conservation Commission for unitization. From January 1, 1993 through October 31, 1995, the Company participated in the drilling of ninety nine (99) new wells in the unit area. Phase I and Phase II of the unit development are complete; total costs are $56.5 Million. The Company's cost in this project was approximately $400,000. The Company also approved recompletion of fifty three (53) wells in the unit by adding additional pay zones. The recompletion project was completed during fiscal year 1996.

         The Company holds various working, overriding royalty and royalty interests in the Beargrass Prospect Area in Leon, Freestone and Limestone counties, Texas. The reservoir produces gas from the Cotton Valley, Travis Peak, Bossier and Pettit formations. During the fiscal year, the Company participated in the drilling and completion of one well in the Teague Gas Unit. It is likely that additional development drilling will be conducted during the coming fiscal year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the year ended July 31, 1996.

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

         As of September 30, 1996, there were approximately 4,300 holders of record of the Company's Common Shares.

         No cash dividend on the Common Shares has been declared since 1982, and no dividend has been paid on the Series C or E Preferred Shares. Declaration and payment of any cash dividends by the Company is currently prohibited by the Loan Agreement, dated August 1, 1988, amended and restated on December 14, 1990, between the Company and Daiwa. Moreover, the terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of
July 31, 1996, dividends on the Company's Series A Shares are in arrears $17.089 per share for a total of $10,245,077.


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

    As of July 31, 1996, the Company has reduced the disputed outstanding principal balance to $1,547,500.

    The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1997: (a) the Company and Daiwa reach an agreement to reduce to $50,000 the outstanding loan balance inclusive of interest, which, based on Generally Accepted Accounting Principles, would result in the Company recording the forgiveness of the debt.(However, there can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which secure the debt.); or (b) litigation results in which the Company will seek damages in excess of $10,000,000, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal years 1997-1998.

    Cash flow used in operations during fiscal year 1996 of $(82,975) decreased from cash used in operations during fiscal year 1995 of $(13,033). This decrease primarily related to an increase in accrued liabilities as a result of the Company's president voluntarily deferring $60,000 of his salary during fiscal year 1996.

    The Company anticipates that with its current cash position, and a satisfactory resolution with Daiwa, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

    As of July 31, 1996, dividends on the Company's cumulative convertible Series A Preferred Shares are in arrears $17.089 per share for a total of $10,245,077.

    The Company intends to continue to provide visionary leadership and vigorously pursue merger and acquisition candidates both domestically and abroad. The Company will respond aggressively to any merger or acquisition opportunity that is in the best interest of all the shareholders.

RESULTS OF OPERATIONS

    During fiscal year 1996, the Company's management resources were primarily directed to three areas:

    (1)  The settlement and/or avoidance of legal actions.

         During fiscal year 1995, the Company was sued by the operator of one of the Company's former offshore lease facilities. The potential exposure to the Company under this suit was approximately $600,000. In addition, the Company was faced with plugging liabilities of approximately $650,000. The Company's President negotiated a settlement of $230,000 to be paid over a twelve-month period thereby resulting in an 81% discount of the potential exposure without reference to the avoidance of associated legal fees. A $30,000 down payment was made in December 1995 and payments of $16,666 began
January 1996 and continued through June 1996. Due to the deterioration of the Company's cash position, the Company and the operator recognized the fact that continued payments at this level could not be maintained. Therefore, the Company renegotiated the terms of settlement to allow for a $50,000 payment to be made to the operator up front, the source of funds which the Company borrowed from a third party and guaranteed by the President. The terms allow for repayment of the borrowed $50,000 to the third party only from net proceeds of 59.200550 percent of the revenue stream (net of lease operating expenses) from the Company's working interest in the Vermilion Bay lease. Upon full repayment of the $50,000, including interest at 8%, the operator will begin receiving the like payments only based on net revenues from the Vermilion Bay lease working interest percentage of 59.200550 NRI; 75.000% working interest until paid in full. The net effect of this arrangement was that the monthly cash burden on the Company was reduced by approximately $10,000 per month. At July 31, 1996, the total outstanding debt owed to the operator is $59,400.

    (2) The identification of a suitable merger or acquisition candidate for the Company. To date, no suitable candidate has been identified.

    (3) The identification of the most viable market which would enhance the trading of the Company's stock.

Consolidation of Working Interest in Nukern Lease

    Pursuant to an agreement dated September 20, 1994, between Summit Overseas Exploration, Inc. (wholly-owned subsidiary of the Company) ("Summit"), the Villiers Group plc, a public limited company organized under the laws of Northern Ireland, and CUSA, a Colorado corporation, each party agreed to capitalize a newly formed company, CSV Holdings, Inc., a Colorado corporation ("CSV") for the purpose of administering the Nukern lease holdings of each to maximize the value of the lease. To this end, each party transferred its respective working interest in the Nukern lease to CSV as its share of the capitalization, along with a pari-passu working capital loan to cover the estimated projected maintenance costs of the Nukern lease through fiscal 1995. Of this, Summit transferred its 42.22% working interest for which it received 48.8% of the equity in CSV and a production loan of $1,926,345. In addition, the Company paid $42,223 as its share of the working capital loan. The working capital loan is tied to a promissory note dated December 1, 1994, with principal and interest, at six percent, due in full December 1, 1998.

   Revisions on quantity estimates from July 31, 1996 were $(3,911,897) as compared to July 31, 1995 revisions of $2,748,235. The significant change from the prior fiscal year was due to substantial reductions in the Company's reserves in Louisiana and New Mexico. Two operated Louisiana properties appeared to have reached near their economic lives; and, in New Mexico, a non-operated waterflood project has not performed as the operator originally had estimated. Offsetting the downturn in quantity estimate revisions for fiscal year 1996 was the fact that prices for oil and gas were greater than in fiscal year ended 1995. Future reductions in prices may have a correspondingly negative effect on the reserves.

Year Ended July 31, 1996 Compared with the Year Ended July 31,
1995

    Oil and gas revenue was $921,614 as compared to $1,208,381 for the prior fiscal year. This decrease in revenue is primarily due to significantly lower production received during fiscal 1996 as compared to fiscal 1995. The lower production included two significant producing wells that have possibly reached their economic limits.

    The Company experienced higher oil and gas prices than those received in the same period last year. Average prices received in fiscal 1996 were $17.15/barrel oil and $1.54/mcf gas, as compared to $14.54/barrel oil and $1.36/mcf gas received in the prior fiscal year.

    Lower net revenue from oil and gas operations was offset by a decrease in production costs. Production costs remained fairly consistent with the prior fiscal year at $5.65 per BOE for fiscal
1996 as compared to $5.24 per BOE for fiscal 1995.

    In fiscal year 1996, other revenue of $127,637 was lower than the $245,767 in fiscal year 1995, largely due to a write-off during fiscal year 1995 of an account payable deemed not due to a third party operator.

    General and administrative expenses for fiscal 1996 decreased by $235,008 over the prior year. This decrease related primarily to the reduction of service and operations fees provided and legal expenses, as well as outside contract services.

    Interest expense for the current fiscal year was $143,647 as compared to $166,127 reported for the prior fiscal year.
In compliance with Generally Accepted Accounting Principles, the Company booked the interest on the Daiwa debt, (See "Item 6. Management's Discussion and Analysis on Plan of Operation").

    Depletion, depreciation and amortization of oil and gas property costs are calculated on the unit-of-production method based on total estimated reserves. The current fiscal year's rate per MCF equivalent unit was $.62 as compared to $.27 for the prior fiscal year.

    There was no writedown of the Company's oil and gas properties for either the current fiscal year or the fiscal year ended July 31, 1995.

    As a result of the aforementioned activities, the Company had a net loss of ($495,193) in fiscal 1996 as compared to a net loss of ($430,158) in fiscal 1995.

Recent Accounting Pronouncements - The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amounts and the adoption of this statement by the Company is not expected to have an impact on the financial statement. SFAS No. 123 encourages the accounting for stock- based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro forma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

Going Concern - The Company has incurred significant losses and has a working capital deficit of $2,744,866 as of July 31, 1996 that raises substantial doubt about its ability to continue as a going concern. Management believes that with its current cash position, and a satisfactory resolution with Daiwa, it will have sufficient working capital to meet its obligations during the ensuing fiscal year. See Note 1 to the consolidated financial statements for further discussion. There are no assurances that revenue and the resolution of the Daiwa matter will be realized in time or in amounts adequate to enable the Company to continue its operations as a going concern.

Income Taxes and Net Operating Losses - As discussed in Note 8 in the accompanying consolidated financial statements, the Company has net operating loss carryforwards for income tax purposes of $10,600,000, certain of which are limited due to certain transactions. At July 31, 1996, the Company established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability resulting from depreciation and depletion differences. The valuation allowance was recorded by management, as it was more likely than not that any part of the deferred tax assets would be realized.


INFLATION AND CHANGES IN PRICES

    While the costs of operations have been, and will continue to be, affected by inflation, oil and gas prices have fluctuated in recent years and generally have not followed the same pattern as inflation. The following table shows the average oil and gas prices received by the Company over the last two fiscal years.

                                   Average             Average
                                  Oil Price           Gas Price
                                   ($/Bbl)             ($/MCF)
  By Year

July 31, 1996                       $17.15               $1.54
July 31, 1995                       $14.54               $1.36


         Higher gas prices have had an impact on revenues, revenues per unit of production, and costs of replacing these values.





ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are set forth herein commencing on page F-1.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 1, 1996, Mitchell, Finley and Company, P.C. combined their practice into BDO Seidman, LLP, and on February 20, 1996 were replaced as the principal accountants of the Company. Mitchell, Finley and Company, P.C. reported on the financial statement of the Company as of and for the year ended July 31, 1995.

         The audit report for the year ended July 31, 1995, reported by Mitchell, Finley and Company, P.C. was modified due to the uncertainty as to the Company's ability to continue as a going concern.

         There were no disagreements with Mitchell, Finley and Company, P.C. with regard to matters of accounting principle or disclosure.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:


         (1)  Financial Statements:

              See "CASPEN OIL, INC. AND SUBSIDIARIES - Index to
              Consolidated Financial Statements" on page F-1 of this report.

         (2)  Exhibits:

              3.1 Certificate of Amendment and Restatement of Restated Articles of Incorporation of the Registrant dated December 1, 1994, filed as
                   Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995, and incorporated herein by reference.

              3.2  Bylaws of the Registrant, as amended, filed as
                   Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                   July 31,1988, and incorporated herein by reference.

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

              10.4 Amendment to Service and Operations Agreement,
                   dated June 15, 1995, between Churchill U.S.A., Inc. and the Registrant's subsidiary, Summit Overseas Exploration, Inc, filed as Exhibit
                   10.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995, and incorporated herein by reference.

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

              10.8 Agreement dated September 20, 1994, between
                   the Registrant's subsidiary, Summit Overseas
                   Exploration, Inc., Churchill U.S.A., Inc., and Villiers Group plc, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995, and incorporated herein by reference.

              21.1 Subsidiaries of the Registrant, filed as
                   Exhibit 22.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July
                   31, 1992, and incorporated herein by
                   reference.


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

DATE: November 12, 1996

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

Signature                      Title                Date

/s/ Anthony J. Carroll      Chairman of the     November 12, 1996
Anthony J. Carroll          Board,President
                            and
                            Chief Executive Officer
                            (Principal Executive
                             Officer)


/s/ Gary N. Davis           Chief Financial     November 12, 1996
Gary N. Davis               Officer and
                            Director
                            (Principal Financial
                             and Accounting Officer)


/s/ Kimberley J. Love       Secretary and       November 12, 1996
Kimberley J. Love           Director



/s/ John J. Crawford        Director            November 12, 1996
John J. Crawford







                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:

                                       CASPEN OIL, INC.




                                       Anthony J. Carroll
                                       Chairman of the Board and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                     Date



Anthony J. Carroll         Chairman of the
                           Board, President
                           and Chief Executive Officer
                           (Principal Executive
                             Officer)



Gary N. Davis               Chief Financial
                            Officer and
                            Director
                            (Principal Financial
                             and Accounting Officer)



Kimberley J. Love           Secretary and
                            Director





John J. Crawford            Director



CASPEN OIL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements



Reports of Independent Certified Public Accountants.  F-2 to F-3

Consolidated Balance Sheet as of July 31, 1996 . . .  F-4 to F-5

Consolidated Statements of Operations
for the Years Ended July 31, 1996 and 1995 . . . . . . . . . F-6

Consolidated Statements of Shareholders' Equity
for the Years Ended July 31, 1996 and 1995 . . . . . . . . . F-7

Consolidated Statements of Cash Flows
for the Years Ended July 31, 1996 and 1995 . . . . .  F-8 to F-9

Summary of Accounting Policies . . . . . . . . . .  F-10 to F-12

Notes to Consolidated Financial Statements . . . . .F-13 to F-26
































REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Caspen Oil, Inc.
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of Caspen Oil, Inc. and subsidiaries as of July 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspen Oil, Inc. and subsidiaries as of July 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and the Company's current liabilities exceed its current assets by approximately $2,744,866 at July 31, 1996. The working capital deficit results primarily from bank debt of $1,547,500, for which payment was demanded by the bank on July 9, 1993. The working capital deficit raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Certified Public Accountants

Denver, Colorado
September 19,1996

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Caspen Oil, Inc.
Lakewood, Colorado

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended July 31,1995 of Caspen Oil, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspen Oil, Inc. and subsidiaries as of July 31, 1995, and the results of their operations and their cash flows for the year then ended July 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's current liabilities exceed its current assets by approximately $2,287,000 at July 31, 1995. The working capital deficit results primarily from bank debt of $1,597,500, for which payment was demanded by the bank on July 9, 1993. The working capital deficit raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mitchell  Finley and Company, P.C.
Certified Public Accountants

October 24, 1995
Denver, Colorado


CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
July 31, 1996


ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $  94,131
 Accounts receivable                                   130,985
 Other                                                   1,603
                                                  ------------

 Total current assets                                  226,719
                                                  ------------
PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties, full cost method
   used for oil and gas properties                  19,873,617
 Other                                                 302,061
                                                  ------------
                                                    20,175,678
Less accumulated depletion, depreciation
 and amortization                                   17,006,425
                                                  -------------
 Net property and equipment                          3,169,253
                                                  -------------

OTHER:
 Investments                                           833,520
 Note receivable - related party                        66,622
 Other                                                   8,832
                                                  ------------
 Total other assets                                    908,974
                                                  ------------
TOTAL ASSETS                                      $  4,304,946
                                                  ------------


See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.








CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)
July 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable, bank                                 $1,547,500
 Accounts payable                                      747,918
 Accrued expenses                                      616,167
 Note payable - related party                           50,000
 Note payable - other                                   10,000
                                                  ------------
 Total current liabilities                           2,971,585

LONG-TERM LIABILITIES:
 Note payable                                           10,000
 Other                                                  59,400
                                                  ------------
 Total Liabilities                                   3,040,985
                                                  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 $1.80 cumulative convertible preferred stock,
  Series A,  $1 par value.  Authorized 10,000,000
  shares; issued 600,000 shares (liquidation
  preference of $22,245,977 excluding shares in
  treasury)                                            600,000
 Convertible preferred stock, Series C, $1 par value.
  Authorized 300,000 shares; issued and outstanding
  300,000 shares (liquidation preference of $300,000) 300,000 Preferred stock, Series E, $1 par value.
  Authorized 1,250,000 shares; issued and outstanding
  125,000 shares (liquidation preference of $500,000) 125,000 Common stock, $.01 par value. Authorized
  50,000,000 shares; issued 18,092,222 shares          180,922
 Additional paid-in capital                         21,091,871
 Accumulated deficit                               (21,024,122)
                                                  -------------
                                                     1,273,671
 Less cost of 18,836 common shares and
  500 Series A preferred shares in treasury              9,710
                                                  ------------
 Total Shareholders' Equity                          1,263,961
                                                  ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  4,304,946
                                                  ------------
See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                           F-5
CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended July 31, 1996 and 1995

                                            1996        1995

REVENUES:
 Crude oil and gas sales            $     921,614    $1,208,381
 Interest income                           34,600        29,121
 Other                                    127,637       245,767
                                       ----------    ----------
 Total revenues                         1,083,851     1,483,269
                                       ----------    ----------
COSTS AND EXPENSES:
 Production and operating                 467,371       673,350
 Depletion, depreciation and amortization 346,660       217,576
 General and administrative               621,366       856,374
 Interest                                 143,647       166,127
                                       ----------    ----------
 Total costs and expenses               1,579,044     1,913,427
                                       ----------    ----------

NET LOSS                                 (495,193)     (430,158)

DIVIDEND REQUIREMENTS ON
 PREFERRED STOCK                        1,080,000     3,875,729
                                       ----------    ----------
LOSS APPLICABLE TO COMMON STOCK     $  (1,575,193) $ (4,305,887)
                                       ----------    ----------
LOSS PER SHARE OF COMMON STOCK      $        (.09) $       (.24)
                                       ----------    ----------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     18,092,222     18,030,050
                                      -----------    -----------

See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.


CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the Years Ended July 31, 1996 and 1995

                             Series A         Series C        Series E          Series F
                             preferred        preferred       preferred         preferred          Common Stock
                           Shares  Amount   Shares  Amount  Shares  Amount    Shares  Amount     Shares     Amount
Balance, August 1, 1994  600,000 $600,000  300,000 $300,000  125,000 $125,000  241,000 $241,000  17,992,249 $8,996,125

Change in par value of
 common stock from
 $.05 to $.01 per share     -        -        -        -        -        -        -        -           -    (8,816,203)
Issuance of shares of common
 stock for services rendered-        -        -        -        -        -        -        -        100,000      1,000
Cancellation of Series F
 preferred stock            -        -        -        -        -        -    (241,000)(241,000)       -           -
Cancellation of common stock-        -        -        -        -        -        -        -            (27)       -
Issuance of shares of
 treasury stock for cash    -        -        -        -        -        -        -        -           -           -
Purchase of shares of
 treasury stock for cash    -        -        -        -        -        -        -        -           -           -
Net loss                    -        -        -        -        -        -        -        -           -           -
                         -------  -------  ------- --------  -------  -------  -------  -------  ----------  ----------
Balances, July 31, 1995  600,000  600,000  300,000  300,000  125,000  125,000     -        -     18,092,222     180,922

Net loss                    -        -        -        -        -        -        -        -           -           -
                         -------  -------  ------- --------  -------  -------  -------  -------  ----------  ----------
Balances, July 31, 1996  600,000 $600,000  300,000 $300,000  125,000 $125,000     -   $    -     18,092,222    $180,922


See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.





                                Additional                                        Total
                                 paid-in        Accumulated      Treasury      shareholders'
                                 capital          deficit         stock          equity
                               ----------      ------------      ---------       ---------
Balance, August 1, 1994       $12,865,705      $(20,098,771)   $(1,047,917)     $1,981,142

Change in par value of
 common stock from
 $.05 to $.01 per share         8,816,203              -              -               -
Issuance of shares of common
 stock for services rendered         -                 -              -              1,000
Cancellation of Series F
 preferred stock                  241,000              -              -               -
Cancellation of common stock         -                 -              -               -
Issuance of shares of
 treasury stock for cash         (831,037)             -         1,038,731         207,694
Purchase of shares of
 treasury stock for cash             -                 -              (524)           (524)
Net loss                             -             (430,158)          -           (430,158)
                               ----------        ----------      ---------       ---------
Balances, July 31, 1995        21,091,871       (20,528,929)        (9,710)      1,759,154
Net loss                           -               (495,193)          -           (495,193)
                               ----------        ----------      ---------       ---------
Balances, July 31, 1996       $21,091,871      $(21,024,122)       $(9,710)     $1,263,961


See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended July 31, 1996 and 1995
                                             1996        1995
                                          ---------   ---------

Increase (Decrease) in cash and cash equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(495,193)  $(430,158)
  Adjustments to reconcile net loss to
   net cash used in operating activities
      Depletion, depreciation
      and amortization                      346,660     217,576
      Provision for loss(gain) on assets     (7,224)     61,231
      Issuance of stock for services rendered   -         1,000
      Changes in operating assets and
      liabilities:
        Accounts receivable                 196,053     103,572
        Accounts payable                   (208,198)   (317,066)
        Accrued expenses                     84,927     350,812
                                           ---------   ---------

NET CASH USED IN
  OPERATING ACTIVITIES                     ( 82,975 )   (13,033)
                                           ----------  ---------




See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.




CASPEN OIL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
For the Years Ended July 31, 1996 and 1995

                                              1996       1995

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and
  equipment                                (273,522)   (159,200)
 Proceeds from disposition of property
  and equipment                              22,245       9,598
 Advances to related party and affiliate    (24,399)   (101,900)
 Collections on note receivable               4,788       3,286
 Increase in other assets                    (6,882)        -
                                           ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES      (277,770)   (248,216)
                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt                           (60,000)   (110,000)
 Proceeds from issuance of debt              50,000         -
 Cost to repurchase common and preferred
  stock                                        -           (524)
 Proceeds from issuance of shares held in
  treasury                                     -        207,694
                                            ---------  ----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                         (10,000)    97,170
                                            ---------  ----------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                            (370,745)   (164,079)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                            464,876     628,955
                                            ---------   ---------
CASH AND CASH EQUIVALENTS,
END OF YEAR                            $      94,131  $  464,876
                                            ---------   ---------





See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.


CASPEN OIL, INC. AND SUBSIDIARIES

Summary of Accounting Policies


Principles of Consolidation - The consolidated financial statements include the accounts of Caspen Oil, Inc. and its subsidiaries (the Company). The Company is engaged in the operation, acquisition and development of oil and gas properties.
All significant intercompany balances
and transactions have been eliminated in consolidation.

Property and Equipment - The Company follows the full cost method of accounting for its domestic oil and gas operations and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties. Capitalized costs relating to proved reserves are amortized on the units-of-production method based on total estimated proved recoverable reserves as determined by independent petroleum reservoir engineers. Investments in unproved properties and major development projects are not depleted until the determination of the existence of proved reserves and the commencement of sales from the properties.

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

Investments - The Company initially records investments at cost. Investments in which the Company has an ownership interest of less than 20% are accounted for using the cost method of accounting. Investments in which the Company has an ownership interest of between 20% and 50% are accounted for using the equity method of accounting.

The Company periodically assesses each of its investments and provides an allowance in the event it determines that its investment is considered permanently impaired.
                          F-10
CASPEN OIL, INC. AND SUBSIDIARIES

Summary of Accounting Policies (Continued)

Concentrations of Credit Risks - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company's cash and cash equivalents are placed with major financial institutions.

Gas Balancing - The Company uses the entitlements method of accounting for gas imbalances. Under this method, proceeds are recognized as revenue only to the extent that the Company is entitled to its proportionate share of the gas sold. Amounts received applicable to other revenue interest owners of approximately $255,700 at July 31, 1996, are recorded as a liability and included in accounts payable.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss Per Common Share - Loss per common share is based on the weighted-average number of shares outstanding during each period. Shares issuable upon conversion of convertible preferred stock and exercise of stock options have not been included in the loss per share calculation since the result would be antidilutive.

Cash Flow Reporting - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements - The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the
                          F-11
CASPEN OIL, INC. AND SUBSIDIARIES

Summary of Accounting Policies (Continued)

carrying amounts or their estimated recoverable amounts and the adoption of this statement by the Company is not expected to have an impact on the financial statement. SFAS No. 123 encourages the accounting for stock- based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro forma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.





































                          F-12
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's current liabilities exceed its current assets by $2,744,866 and $2,287,329 at July 31, 1996 and 1995. The working capital deficit results primarily from bank debt of $1,547,000 for which payment was demanded by the bank on July 9, 1993. The working capital deficit raises substantial doubt about the Company's ability to continue as a going concern.

The Company's bank loan, $1,547,000 at July 31, 1996, was due June 30, 1993. On July 9, 1993, the Company received a demand notice from the bank for full payment of the loan. The Company is in negotiations with the bank to resolve the matter. The Company believes that the bank will agree to reduce its debt to $50,000, which, based on Generally Accepted Accounting Principles, would result in the Company recording the forgiveness of the debt. However, there can be no assurance that the bank will agree to do so, nor can there be any assurance that the bank will not proceed to foreclose on the oil and gas properties which secure the debt.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the bank matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.




















                          F-13


CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


NOTE 2 - OIL AND GAS PROPERTIES (UNAUDITED)

Costs Incurred - A summary of costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended July 31, 1996 and 1995 follows:

                                            1996        1995
    Property acquisition costs:
      Proved                             $     -       $     -

      Unproved                                 -             -
                                         $     -       $     -
    Exploration costs                    $     -       $     -
    Development costs                    $262,290      $159,200
                                          -------       -------
    The Company's share of equity method
    investee's costs of property acquisition,
    exploration and development          $     -       $      -

    Depletion, depreciation and amortization
      of oil and gas properties          $306,500      $177,000
                                          -------       -------
    Depletion, depreciation and amortization
      of oil and gas properties per equivalent
      mcf of production                  $     .62     $    .27
                                          --------      -------

Aggregate Capitalized Costs - The following presents the
Company's aggregate capitalized costs relating to oil and gas activities as of July 31, 1996:

      Costs related to proved properties $   19,873,617
      Costs related to unproved properties            -
                                          -------------
                                             19,873,617

      Less accumulated depletion             16,784,656
                                          -------------
      Net capitalized costs              $    3,088,961
                                          -------------
      The Company's share of equity method
      investee's net capitalized costs   $    1,263,315
                                          -------------





                          F-14
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - OIL AND GAS PROPERTIES (UNAUDITED) (Continued)


Oil and Gas Reserve Data - The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. The reserve information presented below is based upon reports prepared by independent petroleum reservoir engineers.

Estimated net proved developed and undeveloped oil and gas reserves (in barrels and thousands of cubic feet of gas), all of which are located in the United States, are as follows:

                               Year ended          Year ended
                             July 31, 1996       July 31, 1995
                             Oil       Gas       Oil       Gas
                           (bbls)     (mcf)    (bbls)     (mcf)
  Proved developed and
    undeveloped reserves:
      Beginning of period  430,000 6,930,000 1,236,000 6,900,000
      Revision of previous
        estimates         (173,000)(1,422,000) (32,000)  571,000
      Sales of reserves-
        in-place              -     ( 77,000) (740,000)     -

      Purchases of
        reserves-in-place   19,000    58,000      -         -
      Production           (26,000) (338,000)  (34,000) (541,000)
                           -------- -------- -------- ----------
      End of period        250,000 5,151,000   430,000 6,930,000
                           ------- --------- --------- ----------














                          F-15
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

                            Year ended          Year ended
                           July 31, 1996       July 31, 1995
                           Oil       Gas       Oil       Gas
                         (bbls)     (mcf)    (bbls)     (mcf)

  Proved developed reserves:
    Beginning of period  406,000 6,126,000 1,185,000   6,583,000
                         ------- --------- ---------   ---------
    End of period        249,000 4,831,000   406,000   6,126,000
                         ------- --------- ---------   ---------
    The Company's proportional
    interest in reserves of in-
    vestee accounted for by the
    equity method,
      end of period      789,000      -      789,000        -
                         -------  ---------  -------   ---------
  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves - The table below, which presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities"; however, the data should not necessarily be construed as representative of the fair market value of the Company's proved oil and gas reserves.

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




                         F-16
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

                                          Years ended July 31,
                                            1996         1995

 Future cash inflows                     $15,143,600 $15,862,900
 Future production and development costs   6,121,100   6,674,000
                                          ----------  ----------
    Future net cash inflows              $ 9,022,500  $9,188,900
                                          ----------   ---------
 Standardized measure of discounted
    future net cash flows                $ 4,426,400  $4,581,700
                                          ----------   ---------
 The Company's share of equity method
 investee's standardized measure of
 discounted future net cash flows        $ 1,962,600  $1,962,600
                                          ----------   ---------
No future income tax expense is included due to the existence of substantial net operating loss carryforwards (Note 8).

Changes in Standardized Measure - The following table summarizes the changes in the standardized measure of discounted future net cash flows:

                                          Years ended July 31,
                                            1996        1995

    Beginning of year                    $4,581,700  $9,760,100
    Sales and transfers of oil and gas
      produced, net of production costs    (454,244)   (856,016)
    Revisions in quantity estimates      (3,911,897)  2,748,235
    Accretion of discount                   153,028    (402,694)
    Net changes in prices and
      production costs                    3,954,154  (5,456,976)
    Net change due to purchase and
      sale of minerals-in-place               1,248  (1,595,138)
    Changes in estimated future
      development costs                     102,411     384,189
                                          ---------   ---------
    End of year                          $4,426,400  $4,581,700
                                          ---------   ---------

    Note - The change in Revisions in quantity estimates was due to substantial reductions in the Company's proved reserves in Louisiana and New Mexico. A non-operated waterflood project in New Mexico has not performed as originally estimated and two operated Louisiana properties appeared to have reached near their economic lives. The variance in capital net changes in prices and production costs from fiscal year 1995 to 1996 are almost
                          F-17
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

solely due to oil and gas prices being considerably greater in fiscal 1996 over 1995.

NOTE 3 - INVESTMENTS

 Investments at July 31, 1996 includes:

    Investment in CSV Holdings, Inc.     $  807,800
    Other                                    25,720
                                          ---------
                                         $  833,520
                                          ---------

CSV Holdings, Inc. - During fiscal 1995, the Company entered into an agreement with Churchill U.S.A., Inc. ("CUSA"), a related party, and another working interest owner in certain oil and gas properties located in California. Under the agreement, each party transferred its working interest in the properties to a newly formed company, CSV Holdings, Inc. ("CSV"), in exchange for an equivalent interest in the common stock of CSV. The Company has a
48.8 percent interest in the common stock of CSV. As a result, the Company transferred its cost basis in the properties, $807,800, from oil and gas property to investment status. CSV has had no operations subsequent to acquiring the properties, accordingly, the Company has no equity adjustment to its investment through July 31, 1996.

NOTE 4 - NOTES RECEIVABLE

In September 1992, the Company acquired a 20 percent equity interest and a separate revenue interest in Quantum Soil Remediation, Inc. ("Quantum") in exchange for 250,000 shares of the Company's common stock. Quantum is in the business of providing remediation of contaminated soil using existing, patented, transportable equipment. In addition to the 20 percent equity interest, the Company was to receive revenue interest payments of $15 per ton of soil treated by Quantum, up to a total of $350,000, with revenue interest payments recorded when received. In addition, during fiscal 1993, the Company advanced $50,000 to Quantum under a non-interest bearing promissory note due in November 1992, extended during fiscal 1994, with payments to begin January 1994. During fiscal 1994, the carrying value of the Company's investments in Quantum were charged to expense.



                          F-18


CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 - NOTES RECEIVABLE (Continued)

In February 1995, the Company and Quantum entered into a new agreement covering the following documents:

      A promissory note in the principal amount of $59,677, payable in monthly installments of $1,046 beginning February 15, 1995 through January 15, 2001, with interest at eight percent per annum. Due to the contingent nature of this receivable, the note is considered fully impaired and revenue will be recorded when received; and

      A promissory note in the principal amount of $145,251, with interest at twelve percent per annum, payable in quarterly installments equal to $1 for each ton of soil treated by Quantum, with any remaining balance due January 31, 2005. Due to the contingent nature of this receivable, the note is considered fully impaired and revenue will be recorded when received; and

    A revenue interest agreement equal to $1 for each ton of soil treated by Quantum to first be applied in payment of the promissory note described in the preceding paragraph and, after payment in full thereof, until the Company has received an additional $115,000. Due to the contingent nature of this receivable, revenue will be recorded when received.

Notes receivable, related party - In connection with the investment in CSV described at Note 3, the Company advanced $42,223 to CSV under a promissory note dated December 1, 1994, with principal and interest, at six percent, due December 1, 1998. The Company advanced an additional $24,399 to CSV under a promissory note dated October 30, 1995, with principal and interest, at six percent, due December 1, 1998.

NOTE 5 - DEBT

On December 14, 1990, the Company entered into an amended and restated loan agreement with its principal lender, Daiwa Bank, Ltd. ("Daiwa"), formerly Lloyd's Bank plc, and satisfied all technical deficiencies as they existed prior to the renegotiation. Amounts owed under this agreement are collateralized by a significant portion of the Company's oil and gas properties. At the request of Daiwa, the Company sold property, which was mortgaged to Daiwa, for approximately $5,200,000. From the proceeds of the sale, Daiwa received the total $5,200,000. Daiwa applied $4,700,000 to the reduction of principal. Simultaneously, the Company executed a 30-month


                          F-19

CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - DEBT (Continued)

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

For years ended July 31, 1996 and 1995, the Company made payments of $50,000 and $100,000 to reduce the bank debt principal to $1,547,500 at July 31, 1996.

The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1996: (a) the Company and Daiwa reach an agreement to reduce to $50,000 the outstanding loan balance inclusive of interest, which, based on Generally Accepted Accounting Principles, would result in the Company recording the forgiveness of the debt. (However, there can be no assurance that Daiwa will agree to do so, nor can there by any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which collateralize the debt); or (b) litigation results in which the Company will seek damages in excess of $10,000,000, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal years 1996-1997.

Generally accepted accounting principles require the Company to carry on its financial statements outstanding debt to Daiwa of $1,547,500 as of July 31, 1996, plus interest accrued using prime plus one percent (9.25% at July 31, 1996), of $454,103, which is included in accrued expenses. However, the Company believes that Daiwa will reduce the $2,001,603 balance to $50,000, requiring the Company to record the forgiveness of the debt. This action on
                          F-20

CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - DEBT (Continued)

Daiwa's part will partially compensate the Company for damages created by Daiwa's breach of contract.

During June 1994, the Company entered into an agreement for $50,000, $30,000 of which has been paid through June 1996. The remaining balance is payable in $10,000 installments annually through June 1998.

NOTE 6 - SHAREHOLDERS' EQUITY

The Series A cumulative convertible preferred stock is convertible into the Company's common stock at the rate of 1.132 shares of common stock for each share of cumulative convertible preferred stock and is redeemable at any time at the option of the Company for $20 per share. The Series A preferred shares earn dividends at the rate of $1.80 per share per annum. At July 31, 1996, $10,245,077 of dividends on the cumulative convertible preferred stock ($17.08 per share) are in arrears. The liquidation preference on the Series A preferred shares, $22,245,977 at July 31, 1996, is the sum of dividends in arrears at July 31, 1996 and the liquidation preference of $20 per share for each Series A share outstanding at July 31, 1996. In accordance with the Certificate of Designation and Terms applicable to preferred shares, Series A preferred shareholders are granted voting rights to elect two additional directors in the event $2.70 per share of dividends are in arrears.

The Company's Series C convertible preferred stock dividends are noncumulative; the Series C is junior to the Company's Series A preferred stock and is convertible at the option of the holder to 300,000 common shares no earlier than August 1997.

The Company's Series E convertible preferred stock dividends are noncumulative; the Series E is junior to the Company's Series A and Series C preferred stocks and convertible to common stock, at the option of the holder, subject to certain terms and conditions. The terms and conditions were not met by the prescribed date, nullifying the convertibility of the Series E preferred shares.

 During fiscal year 1995, the Company issued 100,000 shares of common stock to a consultant as compensation for services performed in connection with the acquisition of certain investments. The value of $1,000 that was attributed to these services was based on the quoted market price of the Company's common stock at the stock issuance date.

                          F-21
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 - SHAREHOLDERS' EQUITY (Continued)



 Employee Stock Plans - The Company has a qualified incentive stock option plan, as defined in Section 422A of the Internal Revenue Code, that reserved a total of 500,000 shares of common stock for issuance thereunder to certain officers and employees. The plan provides for options to (a) be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant (110% of the fair market value for greater than 10% shareholders), (b) become exercisable at least six months after the date of grant, and (c) lapse no more than 10 years from the date of grant (5 years for greater than 10% shareholders). The Company granted 100,000 options to two of its officers during 1994. At July 31, 1996, the outstanding options are exercisable as follows:

  Number of stock             Exercise          Expiration
 options exercisable            price              date

     100,000                 $   0.50          July 27, 2002
     160,000                  0.48125          July 31, 1996
      60,000                   0.4125      February 28, 1997
      50,000                    0.375      February 28, 2002
      50,000                   0.4375         August 1, 2001
      80,000                     0.39      February 27, 2001
     -------
     500,000
     -------


At July 31, 1996, the 160,000 of stock options at an exercise price of $0.48125 per share expired.













                          F-22


CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 - CRUDE OIL AND GAS SALES

 The Company's only significant business segment is the exploration for and acquisition and development of oil and gas reserves. Customers accounting for 10% or more of the Company's total crude oil and gas sales were:

                                       Percentage of total sales

                                             1996      1995

        Koch Oil Company                       12          *
        Cambridge Production                   10         16
        Meridian Oil Company                   10          *
        Delhi Gas Pipeline                      *         11
        Border Resources                        *         10

        *Sales accounted for less than 10% of total crude oil and gas sales.

NOTE 8 - FEDERAL INCOME TAXES

 At July 31, 1996, the Company had available net operating loss carryforwards of approximately $10,600,000 and depletion carryforwards of approximately $5,000,000. As a result of certain transactions, the utilization of approximately $5,000,000 of the Company's net operating loss carryforwards is limited. The net operating loss carryforwards, if unused, will expire in various amounts through 2010. The depletion carryforwards may be carried forward indefinitely. These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

 As of July 31, 1996 and 1995, the tax effect on components of the net deferred tax asset  are as follows:
                                         1996        1995

  Net operating loss carryforwards     $3,940,000  $2,028,000
  Percentage depletion carryforward     1,884,000     949,000
  Provision for loss on investments       604,000     324,020
  Oil and gas properties                3,969,000   2,052,615
  Depletion of oil and gas properties  (3,876,000) (2,068,362)
                                       ----------- -----------
                                        6,521,000   3,285,273
  Valuation allowance                  (6,521,000) (3,285,273)
                                       ----------- -----------
  Net deferred tax asset                $    -     $     -
                                       ----------- -----------
                          F-23

CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 - FEDERAL INCOME TAXES (Continued)

The Company recorded a valuation allowance at July 31, 1996 and 1995 equal to the excess of deferred tax assets over deferred tax liabilities as the Company is unable to determine that these tax benefits are more likely than not to be realized.

A reconciliation of the effective tax rates and the statutory
U.S. Federal income tax rates is as follows:

                                          1996        1995
   Percent of pretax income tax benefit
   at US statutory rates                 (34.0)%     (34.0)%

   State income taxes, net of federal
   tax benefit                            (3.3)       (3.3)

   Increase in deferred tax asset
   valuation allowance                    37.3 %       37.3 %
                                        --------    --------

   Effective tax rate                       -  %         -  %
                                        --------    --------

NOTE 9 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

 Employment Agreement - Effective January 1, 1996, the Board of Directors resolved to amend the employment agreement with its President and extend the initial term until May 1, 1999 at an annual salary of $144,000. The employment agreement also carries provisions for an extension term of an additional 24 months at an annual salary of $125,000.

 In October, 1995, the Board of Directors voted to reduce the CFO's salary by one half from $54,000 to $27,000 effective November 1, 1995. This event triggered the buyout of the employment contract. Also, the President agreed to reduce his monthly cash salary by $5,000. The $5,000 per month was accrued for in accrued liabilities and totaled $60,000 for year ended July 31, 1996. This voluntary action by Mr. Carroll does not relieve the Company of any of its obligations pursuant to the terms and conditions of the employment agreement currently in effect. Mr. Carroll, at his sole option, may elect at any time to discontinue the deferred compensation of $5,000 per month and begin to receive his full monthly compensation as usual.




                          F-24
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS AND COMMITMENTS (Continued)

 Services and Operations Agreement - Effective March 31, 1994, Summit Overseas Exploration, Inc., a wholly-owned subsidiary of the Company, entered into a Service and Operations Agreement (the Service Agreement) with CUSA. The initial term of the Service Agreement expired on July 31, 1995, at which time the Service Agreement automatically renewed for up to two additional one-year terms. Under the terms of the Service Agreement, CUSA is to provide financial and operational management and general corporate legal services to the Company. CUSA also provides the personnel and office space necessary for the operations of the Company. The Service Agreement with CUSA provides for the payment to CUSA of actual costs plus ten percent, revised to five percent effective June, 1995, (the Costs). In the event that the Costs exceed the computed average of the preceding three months amount, the Company will not be obligated to pay such excess. Any costs in excess of the computed average of the preceding three months amount will be borne by CUSA. During fiscal 1996 and 1995, the Company made payments to CUSA pursuant to the Service Agreement in the amount of $299,353 and $385,718, respectively.

NOTE 10 - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH
          FLOWS

During the years ended July 31, 1996 and 1995, the Company paid interest of $20 and $2,627, respectively.

Noncash investing and financing activities were as follows:

      During the year ended July 31, 1995, the Company transferred its cost basis of $807,800 in certain oil and gas properties to Investment in CSV (Note 3).

      During the year ended July 31, 1995, the Company reacquired and cancelled 27 shares of common stock at no cost to the Company.

      On November 29, 1994, the shareholders of the company approved a proposal to reduce the par value of the Company's common stock from $.50 per share to $.01 per share.

      During the year ended July 31, 1995, the Company cancelled
241,000 shares of Series F preferred stock with an assigned value of $241,000 (Note 6).




                          F-25
CASPEN OIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 - EMPLOYEE BENEFIT PLAN

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

The Company's management determines the Plan contribution by year end and funds the contribution by or after the fiscal year end. Management contributed $30,109 and $16,100 for the years ended July 31, 1996 and 1995, respectively.
































                          F-26