Form 10QSB
period 1996-10-31
CASPEN OIL INC
filed 1996-12-10
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
     October 31, 1996                            1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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

       Yes    X                                             No

As of October 31, 1996, the Registrant had 18,092,200 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X

CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

October 31, 1996




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets. . . . . . . . . . .  1-2

Condensed Consolidated Statements of Operations. . . . . . .  3

Condensed Consolidated Statement of Shareholders' Equity . .  4

Condensed Consolidated Statements of Cash Flows. . . . . . .  5

Notes to Condensed Consolidated Financial Statements . . .  6-7

Item 2.  Management's Discussion and Analysis or Plan of
Operation. . . . . . . . . . . . . . . . . . . . . . . . .  8-9

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders . 10

Item 6.Exhibits and Reports on Form 8- K . . . . . . . . . . 10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 11

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                          October 31,   July 31,
ASSETS                                       1996         1996

CURRENT ASSETS
  Cash and cash equivalents              $    66,727 $    94,131
  Accounts rec., prepaid exp.
   net of allowance for doubtful accounts    133,324     130,985
   Other                                       1,603       1,603
                                         ----------- -----------
                                             201,654     226,719
                                         ----------- -----------
PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties, full cost
   method of accounting                   19,869,745  19,873,617
  Other                                      302,061     302,061
                                         ----------- -----------
                                          20,171,806  20,175,678
  Less accum. depl., deprec., and amort.  17,058,667  17,006,425
                                        ------------ -----------
                                           3,113,139   3,169,253
                                        ------------ -----------

OTHER
  Investments                                833,520     833,520
  Notes receivable, related party             66,622      66,622
  Other                                        8,382       8,832
                                        ------------ -----------
                                             908,524     908,974
                                        ------------ -----------
       TOTAL ASSETS                     $  4,223,317 $ 4,304,946
                                        ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                         $  1,547,500 $ 1,547,500
  Accounts payable                           710,485     747,918
  Accrued expenses                           609,768     616,167
  Note payable, related party                 26,521      50,000
  Note payable, other                         10,000      10,000
                                        ------------ -----------
         TOTAL CURRENT LIABILITIES         2,904,274   2,971,585

LONG-TERM LIABILITIES
  Note payable                                10,000      10,000
  Other                                       59,400      59,400
                                        ------------ -----------
         TOTAL LIABILITIES                 2,973,674   3,040,985
                                        ------------ -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock:
   Series A                                  600,000     600,000
   Series C                                  300,000     300,000
   Series E                                  125,000     125,000
  Common stock                               180,922     180,922
  Additional paid-in capital              21,091,871  21,091,871
  Accumulated deficit                    (21,038,440)(21,024,122)
                                         ----------- -----------
                                           1,259,353   1,273,671
  Less treasury stock                          9,710       9,710
                                          ---------- -----------
      TOTAL SHAREHOLDERS' EQUITY           1,249,643   1,263,961
                                          ---------- -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY             $  4,223,317 $ 4,304,946
                                        ============ ===========

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                            Three months ended
                                                October 31,
                                            ------------------
                                             1996         1995

REVENUE
   Oil and gas sales                      $ 226,517    $ 194,464
   Overhead income                           13,356       11,541
   Interest income                              637        3,986
   Other                                        123       38,785
                                          ---------    ---------
                                            240,633      248,776
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                  55,925      117,080
   Depl., deprec., and amort.                52,242       48,681
   General and administrative               145,731       74,584
   Interest expense                           1,053         -
                                          ---------    ---------
                                            254,951      240,345
                                          ---------    ---------
NET INCOME (LOSS)                           (14,318)       8,431

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(284,093)   $(261,344)
                                          =========    =========
LOSS PER COMMON SHARE                     $    (.02)   $    (.01)
                                          =========    =========













See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)




                              Preferred Stock              Common Stock        Additional      Accumu-                    Total
                                                                                 paid-in        lated        Treasury  shareholders'
                         Series  Shares     Amount      Shares       Amount      capital       deficit        stock       equity
                         ------  -------   --------   ----------  ----------   -----------  -------------  ----------- ------------
Balance at July 31, 1996    A    600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,024,122)  $(    9,710)  $1,263,961

                            C    300,000    300,000
                            E    125,000    125,000



Net loss for the three months ended
  October 31, 1996                                                                               (14,318)                   (14,318)


Balance at October 31, 1996
  Series A                       600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,038,440)  $(    9,710)  $1,249,643
  Series C                       300,000   $300,000               ----------   -----------  -------------  ------------  ----------
  Series E                       125,000   $125,000
                                           --------


CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                               Three months ended
                                                   October 31,
                                               ------------------
                                                 1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $(14,318) $  8,431
Adjustments to reconcile net income
to net cash used in operating activities:
Depletion, depreciation, and amortization       52,242    48,681

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable
and prepaid expenses                            (2,339)  137,807
(Increase) decrease in other assets                450   (24,399)
Decrease in notes/accts. pay./accrued exp.    ( 67,311) (350,242)
                                             ---------- ---------
NET CASH USED IN
OPERATING ACTIVITIES                          ( 31,276) (179,722)
                                             ---------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and
equipment                                        8,356       914
Purchase of property and equipment, net of
property sales and well credits               (  4,484) (142,919)
                                             ---------- ---------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                       3,872  (142,005)
                                             --------- ----------

DECREASE IN CASH
AND CASH EQUIVALENTS                          ( 27,404) (321,727)

CASH AND CASH EQUIVALENTS, BEG.                 94,131   464,876
                                             --------- ---------
CASH AND CASH EQUIVALENTS, END               $  66,727 $ 143,149
                                             ========= =========

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended October 31, 1996


(1)     Basis of Presentation

   The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at October 31, 1996, and the results of operations for the three month periods ended October 31, 1996, and 1995. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.

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

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Three Months Ended October 31, 1996


(2)     Daiwa Bank, Ltd. Loan (Continued)

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

The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa in fiscal year 1997; (a) the Company and Daiwa reach an agreement to reduce to $50,000 the outstanding loan balance inclusive of interest, which, based on Generally Accepted Accounting Principles, would result in the Company recording the forgiveness of the debt. (However, there can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which collateralize the debt); or (b) litigation results in which the Company will seek damages in excess of $10,000,000, and Daiwa asserts claims for default interest and attorneys' fees. Under the second alternative, the Company estimates legal fees in the range of $150,000 in fiscal year 1997.

Generally accepted accounting principles require the Company to carry on its financial statements outstanding debt to Daiwa of $1,547,500 as of October 31, 1996, plus interest accrued to July 31, 1996, using prime plus one percent (9.25% at July 31, 1996), of $454,103, which is included in accrued expenses. However, the Company believes that Daiwa will reduce the $2,001,603 balance to $50,000, requiring the Company to record the forgiveness of the debt. This action on Daiwa's part will partially compensate the Company for damages created by Daiwa's breach of contract.

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 1996.

Liquidity and Capital Resources

During the three months ended October 31, 1996, the working capital deficit decreased from July 31, 1996, by approximately
$(42,000). This decrease is due largely to the pay down of certain outstanding trade payables from July 31, 1996.

The Company's current liabilities exceed current assets by $2,702,620 at October 31, 1996. The working capital deficit at October 31, 1996, is due primarily to the $1,547,500 of the Company's debt due to Daiwa Bank which matured in June 1993 (See
Note 2) and to outstanding trade and note payables of an approximate $750,000, as well as accrued expenses approximating $150,000, including $75,000 in accrued salary, approximately $48,000 in accrued service and operations fees and other accrued expenses.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, and further, and assuming no unexpected interruption of current cash flows or unanticipated expenditures, it will have sufficient working capital to meet its obligations throughout the remaining fiscal year.

Results of Operations

Oil and gas revenues were higher in the three months ended
October 31, 1996, as compared to the three months ended October
31, 1995. This was primarily attributable to higher oil and gas prices in 1996.

The Company experienced higher gas prices in the three months ended October 31, 1996, compared with those received in the same period last year, and slightly higher oil prices were experienced in the first three months of fiscal year 1996 when compared with the same period last year. Average oil and gas prices received in the three months ended October 31, 1996, were approximately $19.85 per barrel of oil and $1.85 per MCF gas as compared to approximately $16.00 per barrel of oil and $1.35 per MCF gas for the three months ended October 31, 1995.

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation, Continued


Results of Operations (Continued)


The Company reported a net loss of $(14,318) for the three months ended October 31, 1996, compared to a net income of $8,431 for the three months ended October 31, 1995. This is primarily due to lower oil and gas revenues and comparatively higher production and operating expenses for the three months ended October 31, 1995, as compared with the three months ended October 31, 1996, combined with a beginning of fiscal year 1996 reversing entry of trade accounts payable that did not occur in the beginning of fiscal 1997, the effect of which caused general and administrative costs to be significantly lower than normal for
the three months ended October 31, 1995.    Oil and gas revenues
approximated $227,000 for the three months ended October 31, 1996, while revenues for the same period in 1995 approximated $194,000. Production and operating expenses for the quarter ended October 31, 1996, were approximately $56,000, as compared to the quarter ended October 31, 1995, which were approximately $117,000. The decrease in lease operating expenses to 25 percent of oil and gas sales from 60 percent generally reflects the activities detailed above with respect to the increase in oil and gas revenues for the three months ended October 31, 1996.

General and administrative expenses for the three months ended October 31, 1996, increased by approximately $71,000 from the corresponding three months ended October 31, 1995, due to an adjustment made at the beginning of fiscal year 1996 as explained above.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of October 31, 1996, dividends on the Company's Series A Shares are in arrears $17.54 per share for a total of $10,514,852.

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



                                      CASPEN OIL, INC.




December 9, 1996                      By:/s/ Gary N. Davis
                                          Gary N. Davis,
                                            Treasurer