Form 10QSB
period 1997-01-31
CASPEN OIL INC
filed 1997-03-14
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For Quarter Ended                  Commission File Number
        January 31, 1997                           1-7965


                            CASPEN OIL, INC.
         (Exact name of registrant as specified in its charter)


                  Nevada                           75-1325831
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification No.)


                       777 S. Wadsworth Boulevard
                          Irongate 3, Suite 201
                           Lakewood, CO  80226
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


       Yes    X                                         No

As of January 31, 1997, the Registrant had 21,092,222 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X






CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
                                      January 31,        July 31,
ASSETS                                   1997              1996
                                         ----              ----
CURRENT ASSETS
   Cash and cash equivalents        $    128,318    $     94,131
   Accounts receivable, prepaid
     expenses, net of allowance          194,788         130,985
   Other                                   1,603           1,603
                                     ------------    ------------
                                         324,709         226,719
                                     ------------    ------------
PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties,
     full cost method of accounting   19,876,945      19,873,617
   Other                                 302,061         302,061
                                     ------------    ------------
                                      20,179,006      20,175,678
   Less accumulated depletion,
     depreciation, and amortization   17,110,465      17,006,425
                                     ------------    ------------
                                       3,068,541       3,169,253
                                     ------------    ------------
OTHER
   Investments                           891,703         833,520
   Notes receivable, related party         ---            66,622
   Other                                   8,382           8,832
                                     ------------    ------------
                                         900,085         908,974
                                     ------------    ------------
       TOTAL ASSETS                 $  4,293,335    $  4,304,946
                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                    $  1,497,500    $  1,547,500
   Accounts payable                      759,554         747,918
   Accrued expenses                      689,414         616,167
   Note payable, related party            26,967          50,000
   Note payable, other                    10,000          10,000
                                     ------------    ------------
                                       2,983,435       2,971,585
LONG-TERM LIABILITIES
   Note payable                           10,000          10,000
   Other                                  59,400          59,400
                                     ------------    ------------
                                       3,052,835       3,040,985
                                     ------------    ------------
SHAREHOLDERS' EQUITY
   Convertible preferred stock:
    Series A                             600,000         600,000
    Series C                             300,000         300,000
    Series E                             125,000         125,000
   Common stock                          210,922         180,922
   Additional paid-in capital         21,094,871      21,091,871
   Accumulated deficit               (21,080,583)    (21,024,122)
                                     ------------    ------------
                                       1,250,210       1,273,671
   Less treasury stock                     9,710           9,710
                                     ------------    ------------
                                       1,240,500       1,263,961
                                     ------------    ------------
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY     $   4,293,335    $  4,304,946
                                    =============    ============



See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)



                                             Three months ended
                                                January 31,
                                             1997         1996
REVENUE                                      ----         ----
   Oil and gas sales                      $ 278,313    $ 272,808
   Overhead income                           13,356       12,826
   Interest income                              588        6,793
   Other                                        943        7,801
                                           ---------    ---------
                                            293,200      300,228
                                           ---------    ---------

COSTS AND EXPENSES
   Production and operating                 110,420      125,078
   Depletion, depreciation,
    and amortization                         51,798       45,923
   General and administrative               172,615      203,944
   Interest expense                             510           20
                                          ----------    ---------
                                            335,343      374,965
                                          ----------    ---------
NET LOSS                                    (42,143)     (74,737)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                           ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(311,918)   $(344,512)
                                           =========    =========
LOSS PER COMMON SHARE                     $  (.01)     $  (.02)
                                           =========    =========








See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                              Six months ended
                                                 January 31,
                                              ----------------
                                             1997         1996
                                             ----         ----
REVENUE
 Oil and gas sales                       $  504,830   $  467,272
 Overhead income                             26,712       24,367
 Interest income                              1,225       10,779
 Other                                        1,066       46,586
                                          ----------   ----------
                                            533,833      549,004
                                          ----------   ----------
COSTS AND EXPENSES
 Production and operating                   166,345      242,157
 Depletion, depreciation, and amortization  104,040       94,604
 General and administrative                 318,346      278,528
 Interest expense                             1,563           20
                                          ----------   ----------
                                            590,294      615,309
                                          ----------   ----------
NET LOSS                                   ( 56,461)    ( 66,305)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    539,550      539,550
                                          ----------   ----------
LOSS APPLICABLE TO COMMON STOCK          $ (596,011)  $( 605,855)
                                          ==========   ==========
LOSS PER COMMON SHARE                    $   (.03)    $   (.03)
                                          ==========   ==========


See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)
                             Preferred Stock          Common Stock           Additional      Accumu-                    Total
                                                                               paid-in        lated        Treasury  shareholders'
                        Series Shares    Amount     Shares      Amount         capital       deficit        stock       equity
                        ------ -------  ---------   ----------  ----------   -----------  -------------  ----------- ------------
Balance at July 31, 1996  A    600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,024,122)  $(    9,710)  $1,263,961

                          C    300,000    300,000
                          E    125,000    125,000

Net loss                                                                                       (14,318)                   (14,318)

Balance at October 31, 1996
  Series A                     600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,038,440)  $(    9,710)  $1,249,643
  Series C                     300,000   $300,000               ----------   -----------  -------------  ------------  ----------
  Series E                     125,000   $125,000
                                         --------

Issuance of 3,000,000 shrs.
   Common Stock                                      3,000,000      30,000         3,000                                   33,000

Net loss                                                                                       (42,143)                   (42,143)

Balance at January 31, 1997
  Series A                     600,000   $600,000   21,092,222  $  210,922   $21,094,871  $(21,080,583)  $(    9,710)  $1,240,500
  Series C                     300,000   $300,000               ----------   -----------  -------------  ------------  ----------
  Series E                     125,000   $125,000
                                         --------




CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                    Six months ended
                                                                       January 31,
                                                                    ----------------
                                                                    1997        1996
                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $( 56,461)  $( 66,305)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
    Depletion, depreciation, and amortization                      104,040      94,604
    Issuance of common stock                                        33,000       ---

    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable
      and prepaid expenses                                         (63,803)     71,031
    Decrease in other assets                                         8,889      34,877
    Increase (decrease) in notes/accounts payable
      and accrued expenses                                          84,883    (308,278)
                                                                  ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                110,548    (174,071)
                                                                  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposition of property and equipment              4,401       2,806
    Purchase of property and equipment, net of property
     sales and well credits                                         (7,729)   (161,436)
                                                                  ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                               (3,328)   (158,630)
                                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of debt                                                (73,033)    (50,000)
                                                                  ---------   ---------
          NET CASH USED IN FINANCING ACTIVITIES                    (73,033)    (50,000)
                                                                  ---------   ---------
          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          34,187    (382,701)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      94,131     464,876
                                                                  ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 128,318  $   82,175
                                                                  =========  ==========





See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended January 31, 1997

(1)  Basis of Presentation

     The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at January 31, 1997, and the results of operations for the six month periods ended January 31, 1997, and 1996. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.


(2)  Daiwa Bank, Ltd. Loan

     On December 14 1990, the Company entered into an Amended and Restated Loan Agreement with its principal lender, The Daiwa Bank, Limited("Daiwa"), formerly Lloyd's Bank plc, and satisfied all technical deficiencies as they existed prior to the renegotiation. At the request of Daiwa, the Company sold property, which was mortgaged to Daiwa, for approximately $5,200,000. From the proceeds of the sale, Daiwa received the total $5,200,000. Daiwa applied $4,700,000 to the reduction of principal. Simultaneously, the Company executed a 30-month extension note in the amount of $2,000,000, with the guarantee by Daiwa that, upon payment of $500,000 in June 1993, the note would be renewed or restructured. Daiwa recognized that the Company would be unable to make the $500,000 principal payment in June 1993 and therefore returned $500,000 from the December 1990 sale of property to the Company.

     In June 1993, after the Company paid interest for thirty
     (30) months of approximately $425,000, Daiwa refused to accept the $500,000 principal reduction payment offered by the Company and refused to renew or restructure the note claiming no legal obligation to do so and citing its decision to divest itself of oil and gas loans.

     On July 9, 1993, the Company received a demand notice from Daiwa for $1,997,500 in payment of the loan balance remaining on the $15,000,000 Credit Revolver established by Daiwa in late 1988. The interest rate on the revolving line of credt was prime plus one percent. On February 17, 1994, the Company sold certain oil and gas properties for $300,000 the proceeds of which were used to reduce the bank debt principal to $1,697,500.

     For six months ended January 31, 1997 and for the years ended July 31, 1996 and 1995, the Company made payments of $50,000, $50,000 and $100,000 to reduce the bank debt principal to $1,497,500 at January 31, 1997.

     The Company has attempted to resolve the loan dispute. The Company expects one of two developments between the Company and Daiwa, or its assigns, in fiscal year 1997: (a) the Company and Daiwa, or its assigns, reach an agreement to renew or restructure the loan in accordance with the December 1990 terms which provided for thirty month renewal traunches. (However, there can be no assurance that Daiwa will agree to do so, nor can there be any assurance that Daiwa will not proceed to foreclose on the oil and gas properties which secure the debt.); or (b) litigation results in which the Company will seek damages in excess of $10,000,000, and Daiwa may assert claims for default interest and attorney's fees. Under the last alternative, the Company estimates the legal fees in the range of $150,000 in fiscal year 1997.

     Generally Accepted Accounting Principals requires the
     Company to carry on its financial statements the outstanding debt owed to Daiwa of $1,497,500 as of the January 31, 1997, plus interest accrued to July 31, 1996, using prime plus one percent (9.25% at July 31, 1996) of $454,103 which is included in accrued expenses.

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

Liquidity and Capital Resources

During the six months ended January 31, 1997, the working capital deficit decreased from July 31, 1996, by approximately $86,000. This decrease is due largely to the increase in oil and gas pricing, and the resulting increase in cash and cash equivalents combined with an increase in trade receivables.

The Company's current liabilities exceed current assets by $2,658,726 at January 31, 1997. The working capital deficit at January 31, 1997, is due primarily to the $1,497,500 principal and $454,103 of accrued interest both outstanding on the Daiwa Bank loan which matured in June 1993 (See Note 2) and to outstanding trade and notes payable of approximately $700,000.

The Company anticipates that given its current cash position and assuming a satisfactory resolution of the Daiwa matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

Results of Operations

Oil and gas revenues were somewhat higher in the six months ended
January 31, 1997, as compared to the six months ended January 31, 1996.

The Company experienced higher oil and gas prices in the six months ended January 31, 1997, compared with those received in the same period last year. Average oil and gas prices received in the six months ended January 31, 1997, were approximately $22.00 per barrel of oil and $2.50 per MCF gas as compared to approximately $15.90 per barrel of oil and $1.45 per MCF gas for the six months ended January 31, 1996.
CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis or Plan of
Operation, Continued

Results of Operations, Continued

The Company reported a net loss of $(56,461) for the six months ended January 31, 1997, compared to a net loss of $(66,305) for the six months ended January 31, 1996. This was primarily a result of higher oil and gas prices received during the six months ended January 31, 1997, as compared to the same period in fiscal year ended 1996. Oil and gas revenues approximated $505,000 for the six months ended January 31, 1997, while revenues for the same period in 1996 approximated $467,000. Production and operating expenses for the period ended January 31, 1997, were approximately $166,000, as compared to the period ended January 31, 1996, which were approximately $242,000. The decrease in lease operating expenses to 33 percent of oil and gas sales from 52 percent generally reflects the activities detailed above with respect to the increase in oil and gas revenues for the six months ended January 31, 1997.

General and administrative expenses for the six months ended
January 31, 1997, increased by approximately $40,000 from the corresponding six months ended January 31, 1996.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of January 31, 1997, dividends on the Company's Series A Shares are in arrears $17.99 per share for a total of $10,784,627.

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




March 14, 1997                          By:

                                       Gary N. Davis, Treasurer

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CASPEN OIL, INC.




March 14, 1996                          By:/s/ Gary N. Davis

                                       Gary N. Davis, Treasurer