Form 10QSB
period 1997-04-30
CASPEN OIL INC
filed 1997-06-18
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For Quarter Ended                  Commission File Number
         April 30, 1997                           1-7965


                            CASPEN OIL, INC.
         (Exact name of registrant as specified in its charter)


                  Nevada                              75-1325831
       (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)


                       777 S. Wadsworth Boulevard
                          Irongate 3, Suite 201
                           Lakewood, CO  80226
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


       Yes    X                                         No

As of April 30, 1997, the Registrant had 21,092,222 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X







CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
                                       April 30,         July 31,
ASSETS                                   1997              1996
                                         ----              ----
CURRENT ASSETS
   Cash and cash equivalents        $    163,273    $     94,131
   Accounts receivable, prepaid
     expenses, net of allowance          183,223         130,985
   Other                                   ---             1,603
                                     ------------    ------------
                                         346,496         226,719
                                     ------------    ------------
PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties,
     full cost method of accounting   19,880,132      19,873,617
   Other                                 302,061         302,061
                                     ------------    ------------
                                      20,182,193      20,175,678
   Less accumulated depletion,
     depreciation, and amortization   17,160,825      17,006,425
                                     ------------    ------------
                                       3,021,368       3,169,253
                                     ------------    ------------
OTHER
   Investments                           893,127         833,520
   Notes receivable, related party         ---            66,622
   Other                                   ---             8,832
                                     ------------    ------------
                                         893,127         908,974
                                     ------------    ------------
       TOTAL ASSETS                 $  4,260,991    $  4,304,946
                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                    $    192,996    $  1,547,500
   Accounts payable                      703,795         747,918
   Accrued expenses                      260,239         616,167
   Note payable, other                    35,404          60,000
                                     ------------    ------------
                                       1,192,434       2,971,585
LONG-TERM LIABILITIES
   Note payable                        1,164,504          10,000
   Deferred interest                     851,194           ---
   Other                                  59,400          59,400
                                     ------------    ------------
       TOTAL LIABILITIES               3,267,532       3,040,985
                                     ------------    ------------
SHAREHOLDERS' EQUITY
   Convertible preferred stock:
    Series A                             600,000         600,000
    Series C                             300,000         300,000
    Series E                             125,000         125,000
   Common stock                          210,922         180,922
   Additional paid-in capital         20,697,781      21,091,871
   Accumulated deficit               (20,930,534)    (21,024,122)
                                     ------------    ------------
                                       1,003,169       1,273,671
   Less treasury stock                     9,710           9,710
                                     ------------    ------------
                                         993,459       1,263,961
                                     ------------    ------------
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY     $   4,260,991    $  4,304,946
                                    =============    ============



See accompanying notes to condensed consolidated financial statements.
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)



                                             Three months ended
                                                 April 30,
                                             1997         1996
REVENUE                                      ----         ----
   Oil and gas sales                      $ 325,404    $ 237,328
   Gain on sale of oil
    and gas property                        100,000        ---
   Overhead income                           13,355       12,826
   Interest income                              825        3,601
   Other                                      4,540           11
                                           ---------    ---------
                                            444,124      253,766
                                           ---------    ---------

COSTS AND EXPENSES
   Production and operating                  88,795      105,694
   Depletion, depreciation,
    and amortization                         50,360       43,358
   General and administrative               156,482      189,355
   Interest expense                       (   1,562)       ---
                                          ----------    ---------
                                            294,075      338,407
                                          ----------    ---------
NET INCOME (LOSS)                           150,049     ( 84,641)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                           ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(119,726)   $(354,416)
                                           =========    =========
LOSS PER COMMON SHARE                     $  (.01)     $  (.02)
                                           =========    =========








See accompanying notes to condensed consolidated financial statements.
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                             Nine months ended
                                                  April 30,
                                             -----------------
                                             1997         1996
                                             ----         ----
REVENUE
 Oil and gas sales                       $  830,234   $  704,600
 Gain on sale of oil
    and gas property                        100,000        ---
 Overhead income                             40,067       37,193
 Interest income                              2,050       14,380
 Other                                        5,605       46,597
                                          ----------   ----------
                                            977,956      802,770
                                          ----------   ----------
COSTS AND EXPENSES
 Production and operating                   255,140      347,851
 Depletion, depreciation, and amortization  154,400      137,962
 General and administrative                 474,828      467,883
 Interest expense                                 1           20
                                          ----------   ----------
                                            884,369      953,716
                                          ----------   ----------
NET INCOME (LOSS)                            93,587     (150,946)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    809,325      809,325
                                          ----------   ----------
LOSS APPLICABLE TO COMMON STOCK          $( 715,738)  $( 960,271)
                                          ==========   ==========
LOSS PER COMMON SHARE                    $   (.03)    $   (.05)
                                          ==========   ==========


See accompanying notes to condensed consolidated financial statements.







CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)
                             Preferred Stock          Common Stock           Additional      Accumu-                    Total
                                                                               paid-in        lated        Treasury  shareholders'
                        Series Shares    Amount     Shares      Amount         capital       deficit        stock       equity
                        ------ -------  ---------   ----------  ----------   -----------  -------------  ----------- ------------
Balance at July 31, 1996  A    600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,024,122)  $(    9,710)  $1,263,961
                          C    300,000    300,000
                          E    125,000    125,000
                                          -------
Net loss                                                                                       (14,318)                   (14,318)

Balance at October 31, 1996
                          A    600,000   $600,000   18,092,222  $  180,922   $21,091,871  $(21,038,440)  $(    9,710)  $1,249,643
                          C    300,000   $300,000               ----------   -----------  -------------  ------------  ----------
                          E    125,000   $125,000
                                         --------

Issuance of 3,000,000 shrs.
   Common Stock                                      3,000,000      30,000         3,000                                   33,000

Net loss                                                                                       (42,143)                   (42,143)

Balance at January 31, 1997
                          A    600,000   $600,000   21,092,222  $  210,922   $21,094,871  $(21,080,583)  $(    9,710)  $1,240,500
                          C    300,000   $300,000               ----------   -----------  -------------  ------------  ----------
                          E    125,000   $125,000
                                         --------
Adjustment for deferred interest                                                (397,090)                                (397,090)

Net income                                                                                     150,049                    150,049

Balance at April 30, 1997 A    600,000   $600,000   21,092,222  $  210,922   $20,697,781  $(20,930,534)  $(    9,710)  $  993,459
                          C    300,000   $300,000               ----------   -----------  -------------  ------------  ----------
                          E    125,000   $125,000
                                         --------



CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Nine months ended
                                                                        April 30,
                                                                   -----------------
                                                                    1997        1996
                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $  93,587   $(150,946)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
    Depletion, depreciation, and amortization                      154,400     137,962
    Issuance of common stock                                        33,000       ---
    Deferred interest                                             (397,090)      ---
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable
      and prepaid expenses                                         (52,238)     51,380
    Decrease in notes receivable                                     ---         2,079
    Decrease in other assets                                        17,450      34,877
    Increase (decrease) in accounts payable
      and accrued expenses                                         451,144    (267,746)
                                                                  ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                300,253    (192,394)
                                                                  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposition of property and equipment              4,506       2,957
    Purchase of property and equipment, net of property
     sales and well credits                                        (11,021)   (196,251)
                                                                  ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                               (6,515)   (193,294)
                                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of debt                                               (224,596)    (50,000)
                                                                  ---------   ---------
          NET CASH USED IN FINANCING ACTIVITIES                   (224,596)    (50,000)
                                                                  ---------   ---------
          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          69,142    (435,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      94,131     464,876
                                                                  ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 163,273  $  29,188
                                                                  =========  ==========





See accompanying notes to condensed consolidated financial statements. CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended April 30, 1997

(1)  Basis of Presentation

     The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at April 30, 1997, and the results of operations for the nine month periods ended April 30, 1997, and 1996. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB.


(2)  Loan Debt

     In April 1997, the Company and its lender agreed to restructure the terms of the Revolving Line of Credit note and the Amended and Restated Loan Agreement, whereby, as of April 1997, all technical deficiencies as they existed prior to the restructure of terms, were satisfied. At April 1997, the terms are as follows. Initially, thirty monthly principal only payments will be due in the amount of $16,083.33, computed on a principal loan balance owing of $1,447,500 at the time of restructure. The principal balance owing at September 30, 1999 will then be $965,000. Following a second thirty-month tranche of principal only payments of $16,083.33, the principal balance owing at March 31, 2002 will be $482,500, until paid off after a third and final thirty-month tranche of principal only payments of $16,083.33 at September 30, 2004.

     Pursuant to the terms, the Company and its lender further agreed that previously contested default interest on the original Amended and Restated Loan Agreement dated December 14, 1990, computed through March 31, 1997 totalling $851,193.74, would be deferred and become due and payable in full on September 30, 2004.

     The Company and its lender additionally agreed that current interest would remain at the prime rate plus one percent, computed monthly, but payable in balloon payments corresponding with the end of each of the thirty-month principal only payment cycles, whereby, the first interest balloon payment would be due and payable on September 30, 1999; the second on March 31, 2002; and, the third and final on September 30, 2004.

     The Company's lender required an advanced principal reduction payment of $100,000, which was paid during the period ended April 30, 1997.

     The current principal note balance due at April 30, 1997 is $192,996.

     The total deferred long-term interest balance is $851,193.74 at April 30, 1997.

     Long-term debt related to the principal balance of the note totalled $1,154,504 at April 30, 1997.

(3)  Arbitration Award

     In June 1996, the Company filed a Demand for Arbitration against Quantum Soil Remediation, Inc., et al for defaulting on two promissory notes due to the Company. The Company prevailed and, on March 31, 1997, was awarded the principal amounts of the promissory notes, including interest thereon, totalling $240,000.

     The Company has recorded approximately $211,000 of the award amount and has impaired the remaining $29,000 pending collection.


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

Liquidity and Capital Resources

During the nine months ended April 30, 1997, the working capital deficit decreased from July 31, 1996, by approximately $1,899,000. This decrease is primarily due to the reclassification of defaulted note and accrued interest previously classified, pursuant to Generally Accepted Accounting Principles, as current liabilities. However, as of April 4, 1997, terms of the note principal and interest were settled leaving approximately $193,000 of current principal only due, with approximately $1,155,000 of long-term principal and approximately $851,000 of deferred long-term interest due, pursuant to the note terms (see Note 2).

The Company's current liabilities exceed current assets by $845,938 at April 30, 1997. The working capital deficit at April 30, 1997, is due primarily to the $964,000 of trade accounts payable and accrued expenses.

The Company anticipates that given its current cash position it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

Results of Operations

Oil and gas revenues were somewhat higher in the nine months ended April 30, 1997, as compared to the nine months ended April
30, 1996.

The Company experienced higher oil and gas prices in the nine months ended April 30, 1997, compared with those received in the same period last year. Average oil and gas prices received in the nine months ended April 30, 1997, were approximately $19.00 per barrel of oil and $2.00 per MCF gas as compared to approximately $16.00 per barrel of oil and $1.60 per MCF gas for the nine months ended April 30, 1996.
CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis or Plan of
Operation, Continued

Results of Operations

The Company reported a net income of $93,587 for the nine months ended April 30, 1997, compared to a net loss of $(150,946) for the nine months ended April 30, 1996. This was primarily a result of higher oil and gas prices received during the nine months ended April 30, 1997, as compared to the same period in fiscal year ended 1996. Oil and gas revenues approximated $830,000 for the nine months ended April 30, 1997, while revenues for the same period in 1996 approximated $705,000. Production and operating expenses for the period ended April 30, 1997, were approximately $255,000, as compared to the period ended April 30, 1996, which were approximately $348,000. The decrease in lease operating expenses to 31 percent of oil and gas sales from 49 percent generally reflects the activities detailed above with respect to the increase in oil and gas revenues for the nine months ended April 30, 1997.

General and administrative expenses for the nine months ended
April 30, 1997, increased by approximately $7,000 from the corresponding nine months ended April 30, 1996.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of April 30, 1997, dividends on the Company's Series
A Shares are in arrears $18.44 per share for a total of $11,054,402.
CASPEN OIL, INC.
AND SUBSIDIARIES

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

New Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in its fiscal year ended in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CASPEN OIL, INC.




June 18, 1997                          By:

                                       Gary N. Davis, Treasurer