Form 10KSB
period 1997-07-31
CASPEN OIL INC
filed 1997-11-13
CIK 95254

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 31, 1997

                                    OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to __________

                    Commission file number:  1-7965

                             CASPEN OIL, INC.
         (Name of small business issuer in its charter)

          Nevada                             75-1325831
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

          Irongate 3, Suite 201
          777 S. Wadsworth Blvd.
           Lakewood, Colorado                 80226
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number: (303) 987-0925

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



    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
 Yes    x             No

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.   x


    The Registrant's revenues for the fiscal year ended July 31, 1997, were $1,092,139.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of October 1, 1997, is not determinable since the Company's securities are not actively traded.

As of October 1, 1997, 21,092,222 Common Shares of the Registrant were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its 1998 Annual Meeting of
Shareholders:  Part III

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

    In fiscal year 1997, the Company had one industry segment: oil and gas operations. Information regarding revenue, operating profit or loss and assets are included in and incorporated by reference to the Consolidated Financial Statements included in
Item 7 of this Report.

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

    The average price of all oil sold by the Company in fiscal 1997 was $21.81 per barrel, while the same average for fiscal 1996 was $17.15 per barrel. The average price of all gas sold by the Company in fiscal 1997 was $2.12 per mcf, while the same average for fiscal 1996 was $1.54 per mcf.

    Customers. For fiscal year ended July 31, 1997, the major customers purchasing more than 10% of the Company's oil and gas production were Sonat Exploration (16%); Cambridge Production
(14%); and Delhi Gas Pipeline (11%).

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

    The Company finances its exploration, development and oil and gas acquisition investments primarily from cash flows generated from existing operations.  The Company  made exploration,
development, and acquisition expenditures totaling  $11,748
during the fiscal year ended July 31, 1997 as compared to $262,290 for the fiscal year ending July 31, 1996.

    Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. The Company spent approximately $3,600 in fiscal 1997 as compared to approximately $4,300 in fiscal 1996. It is not anticipated that the Company will be required in the near future to expend amounts that are material by reason of environmental laws and regulations, but because such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to it of complying with present and future environmental laws and regulations.

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

    Employees. As of September 30, 1997, the Company (including its subsidiaries) employed 2 persons, both of whom were full-time employees. In addition, through a Service and Operations Agreement with Churchill U.S.A., Inc. ("CUSA"), the Company is provided with the following specific services: all computerized oil and gas accounting; all oil and gas revenue disbursements; all oil and gas production reporting; all oil and gas field supervision, and all office space and administrative activities at actual cost plus five (5) percent.

    Financial Information About Foreign and Domestic Operations and Export Sales. During the two fiscal years ended July 31, 1997, and 1996, the Company's oil and gas revenue has been received from operations conducted and properties located within the United States. In addition, the Company owns a working interest in one property which is unproven in the United Kingdom's North Sea; however, there have been no activities conducted on that particular property. Accordingly, except for certain investment transactions and the ownership of the working interest in the United Kingdom, all of the Company's consolidated revenue, operating profit and identifiable assets are attributable to the United States for such periods. The Company did not engage in export sales during the two fiscal years ended July 31, 1997, and 1996. Accordingly, there were minimal identifiable assets located outside the United States, and no significant revenues or pretax earnings or losses were realized during the two fiscal years ended July 31, 1997, and 1996 from operations outside the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

Location and General Character

    The Company's principal producing areas are in Texas, Oklahoma, New Mexico, and Louisiana. The Company's interests in oil and gas properties are held by virtue of leaseholds on the property which generally continue in force by reason of, and so long as, production from the lands under lease is maintained.
The Company believes that it generally has satisfactory title to its oil and gas properties. Such properties are generally subject to customary royalty interests contracted in connection with the acquisition of the property, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Company believes that none of such burdens materially detracts from the value of such properties or materially interferes with their use in the operation of the Company's business. As part of its Service and Operations Agreement with CUSA the Company is provided with approximately 4,500 square feet of office space located at 777 S. Wadsworth Blvd., Irongate 3, Suite 201, Lakewood, Colorado. The Company is not a party to the lease. The term of the lease covering this space is on a month-to-month basis which can be terminated within 30 days by lessor or lessee.

Oil and Gas Operations

    Unless otherwise indicated, the following information under this subsection "Oil and Gas Operations," applies only to one geographic area, the United States.

    Net Proved Oil and Gas Reserves. The following table sets forth estimates of net quantities of proved reserves of crude oil
(including condensate and natural gas liquids) and natural gas of the Company as of July 31, 1997, and 1996.

                        Proved         Proved         Total
                       Developed     Undeveloped      Proved
                       Reserves        Reserves      Reserves

July 31, 1997
    Oil (bbls)           181,105         1,017        182,122
    Gas (mcf)          4,238,355       335,323      4,573,678


July 31, 1996
    Oil (bbls)           249,448           990        250,438
    Gas (mcf)          4,831,187       319,570      5,150,757


    The decline in proved reserves from fiscal year 1996 to fiscal year 1997 is primarily due to changes in oil and gas prices and production costs overall. The Company's proved oil and gas reserves were estimated as of July 31, 1997, and 1996, by SavagEngineers, 7291 South Highland, Littleton, Colorado, 80120, an independent petroleum and natural gas consultant.

    Estimates of oil and gas reserves are, of necessity, projections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized. All of the Company's proved reserves are located within the United States.


    Present Value Analysis. The following table sets forth the present value, using a discount factor of ten percent (10%) and computed in accordance with regulations and guidelines of the Securities and Exchange Commission ("SEC"), of the estimated future net revenues to be received by the Company from the net quantities of proved reserves of crude oil (including condensate and natural gas liquids) and natural gas referred to in the subsection entitled "Properties--Oil and Gas Operations--Net Proved Oil and Gas Reserves", above, as of July 31, 1997, and 1996. The present value data has been presented to comply with the regulations of the SEC and should not be construed as representative of the fair market value of the Company's proved oil and gas properties.

                                 July 31,
                       1997                 1996

Proved Developed
Reserves of Oil and
Gas ............... $3,175,510          $4,243,903

Proved Undeveloped
Reserves of Oil and
Gas ...............    121,899             182,492

Total Proved
Reserves of Oil and
Gas ............... $3,297,409          $4,426,395


         Oil and Gas Production, Sales Price, Production Cost. The following table sets forth the Company's net oil (including condensate and natural gas liquids) and gas production, in number of barrels and thousands of cubic feet, respectively, for the years ended July 31, 1997, and 1996:


                   Year Ended                    Year Ended
                  July 31, 1997                 July 31, 1996

Oil (bbls)           18,672                        26,483
Gas (mcf)           262,809                       337,842


         None of the oil or gas produced and received during each of these periods was applicable to long-term supply or similar agreements with foreign governments or authorities in which the Company acted as a producer.
        The following table sets forth for the years ended July 31, 1997, and 1996, the Company's average sales price per bbl of oil and mcf of gas produced and average production costs per equivalent unit of production.


                        Year Ended                    Year Ended
                       July 31, 1997                July 31, 1996

Average sales price per
  bbl of oil <F1>:       $21.81                         $17.15

Average sales price per
  mcf of gas:            $ 2.12                         $ 1.54

Average production cost
  per equivalent unit
  (bbl), including
  severance taxes <F2>:  $ 5.10                         $ 5.47

Other<F3>                   .06                            .18
                          -----                          -----
     TOTAL:              $ 5.16                         $ 5.65

_________________________
<F1>
(1)      Excludes natural gas liquids.
</F1>
<F2>
(2) Gas production is converted to barrel equivalents at the rate of 6 mcf per barrel, representing the estimated relative energy content of natural gas to oil.
</F2>
<F3>
(3)      Workover costs.
</F3>

         Producing Wells. The following table summarizes the producing oil and gas wells in which the Company had an interest at July 31, 1997:


                                        TOTAL WELLS

Geographic                  Oil Wells<F1>         Gas Wells<F1>

   Area                   Gross      Net     Gross       Net

Louisiana                  --        --        2         2.00
New Mexico                138         1.88     2          .34
Oklahoma                    3          .73     1          .13
Texas                     343         1.77    24         1.57

TOTAL                     484         4.38    29         4.04
-------------------
<F1>
(1) Gross wells are the total number of wells in which the Company has a working interest. Net wells are the sum of the Company's fractional working interests in the gross wells. No wells with multiple completions are included in the table.
</F1>

         Acreage. The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 1997:

             WORKING INTEREST     ROYALTY AND OVERRIDING ROYALTY
          DEVELOPED UNDEVELOPED       DEVELOPED  UNDEVELOPED

        Acreage<F1><F3> Acreage<F2><F3>  Acreage    Acreage
          Gross  Net   Gross Net          Gross      Gross

California    --   --      --    --           160          --
Kansas        --   --      --    --           880          --
Louisiana    607    455    --    --         5,880          --
New Mexico 7,560    649  1,440 1,160       22,262       1,040
Oklahoma     952    160    --    --           438          --
Texas     31,609  1,293    --    --        38,857          --
Wyoming       --    --     --    --           800          --
United
  Kingdom     --    --  25,155   629           --          --

TOTAL     40,728 2,557  26,595 1,789       69,277       1,040
--------------------
<F1>
(1) Developed acres are those spaced or assignable to productive wells.
/F1

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

         Drilling Activity. The following table sets forth the results of drilling activity by the Company for the years ended
July 31, 1997, and 1996. The Company drilled no exploratory wells for the years ended July 31, 1997, and 1996.


                          Development Wells<F1>

                   Gross                          Net
               Productive  Dry   Total   Productive Dry    Total

Year Ended
July 31, 1997      0       0       0      0.00     0.00     0.00


Year Ended
July 31, 1996      1       0       1      0.09     0.00     0.09


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

ITEM 3.  LEGAL PROCEEDINGS

The Company is named as a defendant in a lawsuit styled Parallel Petroleum Corporation v. Summit Overseas Exploration Inc. and Lomak Production I, L.P., Cause No. 41,728. 385th District Court, Midland County, Texas. The lawsuit was filed by Parallel Petroleum Corporation on July 10, 1997. Parallel contends in the lawsuit that it had an agreement with the Company to purchase the Hill #1 well located in Roberts County, Texas, and the associated lease for $250,000. The Company sold the associated lease to Lomack Production I, L.P. Parallel claims breach of contract and seeks specific performance. The Company believes it will prevail in this litigation. Accordingly, the reserve information contained in these financial statements still includes the estimates for the Hill #1 well. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the year ended July 31, 1997.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS

     Since July 29, 1994, the Company's securities have not been actively traded in any market. The Company's Common stock is traded on the NASD electronic OTC bulletin board under the symbol
"CSPN".

           As of September 30, 1997, there were approximately
4,300 holders of record of the Company's Common Shares.

         No cash dividend on the Common Shares has been declared since 1982, and no dividend has been paid on the Series C or E Preferred Shares. Declaration and payment of any cash dividends by the Company is currently prohibited by the Loan Agreement, dated August 1, 1988, amended and restated on December 14, 1990, between the Company and its lender. Moreover, the terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of July 31, 1997, dividends on the Company's Series A Shares are in arrears $18.889 per share for a total of $11,324,177.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

LIQUIDITY AND CAPITAL RESOURCES

    In April of 1997, the Company was advised by its lender that its Promissory Note dated August 1, 1988 in the principal sum of $15,000,000, made and subscribed by the Company and payable to the order of the lender; and a certain Term Note dated December 14, 1990 in the principal sum of $2,000,000 made and subscribed by the Company and payable to the order of the lender; together with a certain Collateral Mortgage Note dated August 17, 1988 in the principal sum of $30,000,000 (collectively the "Loan"), had been sold and transferred to OTPF Holdings, Inc. In the transition, the Company and the lender acknowledged that: (1) the total outstanding balance due at March 31, 1997 was $2,298,694 of which $1,447,500 is outstanding principal and $851,194 is outstanding interest; (2) principal balance will be reduced by $16,083 per month; (3) accrued interest, as defined by the Loan, will be payable in three (3) thirty (30) month tranches with the first payment being due and payable on September 30, 1999; the second payment due and payable on March 31, 2002; and the third payment due and payable on September 30, 2004; (4) accrued interest that has accumulated through March 31, 1997 on the Loan totals $851,194, which will be payable on or before September 30, 2004; (5) the Company's investment in Kern River plc would be excluded from the collateral base; and (6) the Loan is collateralized by 100% of the stock ownership of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc., a Nevada corporation, and 100% of the Company's oil and gas property interests. Beginning with the July 1997 payment, the Company has not met the required principal payments. In the event of any default the lender may at its discretion foreclose upon its collateral.

    Cash flow provided by operations during fiscal year 1997 of $75,348 increased from cash used for operations during fiscal year 1996 of $(82,975). This increase primarily related to an increase in average sales price per unit of oil and gas and corresponding decrease in average production cost per unit of oil and gas.

    The Company anticipates that with its current cash position, and with a timely and satisfactory resolution of its litigation (see "Item 3. Legal Proceedings"), it will have sufficient working capital to cure its lender default and to meet its obligations during the ensuing fiscal year.

    As of July 31, 1997, dividends on the Company's cumulative convertible Series A Preferred Shares are in arrears $18.889 per share for a total of $11,324,177.

    The Company intends to continue to vigorously pursue merger and acquisition candidates both domestically and abroad. The Company will respond aggressively to any merger or acquisition opportunity that is in the best interest of all the shareholders.


RESULTS OF OPERATIONS

    During fiscal year 1997, the Company's management resources were primarily directed to three areas:

    (1)  Conversion of Investment to Equity.

         In November 1996, the Company converted its investment in CSV Holdings, Inc. to 4,250,700 common shares of Kern River plc, a company incorporated and registered in England and Wales under the Companies Act 1985 which trades on the London Stock Exchange Alternative Investment Market. The Company subsequently sold 531,338 of these shares for $100,000. At July 31, 1997 the Company held 3,719,362 shares of Kern River plc, which traded at 47.5p (English pence)(approximately $.78).

          The Company vigorously negotiated with its lender to limit its collateralization of the loan to only its oil and gas properties resulting in the preservation of the Company's investment in Kern River plc for the benefit of its shareholders.

    (2)  The enhancement of working capital.

     A. The Company offered its Vermilion Bay lease located in the Boston Bayou Field, Vermilion Parish, Louisiana, at auction in July 1997. The Company met the minimum bid standards of $250,000 as set down by the auction company. However, one week prior to the scheduled auction, production ceased on the B lease. The decrease in production was reported to the auction company prior to the auction date. The reduction in production from the lease resulted in the Company receiving no bids on its Vermilion Bay property.

          Because the lease is located on the marshlands in Louisiana, access for the necessary equipment and crew is extremely limited and costly. As a result thereof, estimated costs to bring the B lease back into production could easily exceed $250,000 without any guarantee that the rework procedures would, in fact, restore the lease to production. The Company did not have the working capital to perform the rework or plug and abandon the lease; therefore, the Company elected to sell its Vermilion Bay facility as is and accepted a $22,500 offer which closed on November 3, 1997.

     B. In order to gain adequate cash flow to help service the Company's debt, the Company attempted to sell its interest in the Hill #1-T well located in the Roberts County, Texas. Unfortunately, such efforts were blocked by, what the Company considers, an unfounded and unwarranted lawsuit. In addition, the operator of the property arbitrarily withheld and continues to withhold the Company's cash flow from this property. Efforts are underway through the Company's legal counsel to secure from the operator the release of these funds. (See "Item 3. Legal Proceedings".)

    (3) The settlement and/or avoidance of legal actions.

        Arbitration Award

        In June 1996, the Company filed a Demand for Arbitration against Quantum Soil Remediation, Inc., et al for defaulting on two promissory notes due to the Company. The Company prevailed and, on March 31, 1997, the arbitrator awarded the Company the principal amounts of the promissory notes, including interest thereon, totaling $240,000. The Company has recorded approximately $211,000 of the award amount and has impaired the remaining $29,000 pending collection. On November 3, 1997, the Company filed in United States District Court in Colorado, a motion to Confirm the Arbitrators Award. Ruling on the motion filed is pending. The Company believes that with a favorable ruling, its ability to collect its award will be enhanced.

Year Ended July 31, 1997 Compared with the Year Ended July 31,
1996

    Oil and gas revenue was $1,012,502, as compared to $921,614 for the prior fiscal year. This increase in revenue is primarily due to significantly higher oil and gas prices received during fiscal 1997 as compared to fiscal 1996.

    The Company experienced higher oil and gas prices than those received in the same period last year. Average prices received in fiscal 1997 were $21.81/barrel oil and $2.12/mcf gas, as compared to $17.15/barrel oil and $1.54/mcf gas received in the prior fiscal year.

    Higher net revenue from oil and gas operations in fiscal 1997 was further enhanced by a decrease in production costs.
Production costs remained fairly consistent with the prior fiscal year at $5.16 per BOE for fiscal 1997 as compared to $5.65 per BOE for fiscal 1996.

    In fiscal year 1997, other revenue of $75,081 was lower than the $127,637 in fiscal year 1996, largely due to a write-off during fiscal year 1996 of an account payable deemed not due to a third party operator.
    General and administrative expenses for fiscal 1997 remained relatively consistent with the prior fiscal year.

    Interest expense for the current fiscal year was $442,260 as compared to $143,647 reported for the prior fiscal year.

    Depletion, depreciation and amortization of oil and gas property costs are calculated on the unit-of-production method based on total estimated reserves. The current fiscal year's rate per MCF equivalent unit was $.60 as compared to $.62 for the prior fiscal year.

    There was no writedown of the Company's oil and gas properties for either the current fiscal year or the fiscal year ended July 31, 1996.

    As a result of the aforementioned activities, the Company had a net loss of ($542,057) in fiscal 1997 as compared to a net loss of ($495,193) in fiscal 1996.



INFLATION AND CHANGES IN PRICES

    While the costs of operations have been, and will continue to be, affected by inflation, oil and gas prices have fluctuated in recent years and generally have not followed the same pattern as inflation. The following table shows the average oil and gas prices received by the Company over the last two fiscal years.

                                   Average             Average
                                  Oil Price           Gas Price
                                   ($/Bbl)             ($/MCF)
  By Year

July 31, 1997                       $21.81               $2.12
July 31, 1996                       $17.15               $1.54


         Higher oil and gas prices have had an impact on revenues, revenues per unit of production, and costs of replacing these values.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are set forth herein commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          On June 26, 1997, and by Unanimous Consent of the Company's Board of Directors, John M. Hanson & Company, P.C. replaced BDO Seidman, LLP as the Company's independent certifying accountant. The Company has not consulted with John M. Hanson & Company, P.C. on any accounting or auditing matters during the past two years. There were no disagreements on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure with BDO Seidman, LLP.


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

        *     4.10 1993 Omnibus Employee Stock Option Plan of
                   Caspen Oil, Inc., filed as Exhibit 4.8 to the Registrant's Form S-8 (No. 33-68868) dated September 15, 1993, and incorporated herein by reference.

        *     10.1 Form of Indemnification Agreement with
                   Directors, filed as Exhibit 10.2 to the
                   Registrant's Annual Report on Form 10-K for the Year ended July 31, 1987, and incorporated herein by reference.

        *     10.2 Summit Energy, Inc. Stock Bonus Plan, filed as
                   Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the Year ended July 31, 1987, and incorporated herein by reference.
              10.3 Service and Operations Agreement, dated March
                   31, 1994, between the Registrant's subsidiary, Summit Overseas Exploration, Inc. and Churchill U.S.A., Inc., filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.

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

        *     10.6 Employment Agreement, dated January 1, 1994,
                   by and between the Registrant's subsidiary, Summit Overseas Exploration, Inc. and Anthony
                   J. Carroll, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.

        *     10.7 Employment Agreement, dated January 1, 1994,
                   by and between the Registrant's subsidiary, Summit Overseas Exploration, Inc. and Gary N. Davis, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1994, and incorporated herein by reference.

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

* Comprises management compensation.



         (b)  Reports on Form 8-K

                        During the fourth fiscal quarter, the Company filed
              a Current Report on Form 8-K with respect to changes in the Company's certifying accountants.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November  13, 1997

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

Signature                      Title                Date

/s/ Anthony J. Carroll      Chairman of the     November 13, 1997
Anthony J. Carroll          Board,President
                            and Chief Executive Officer
                            (Principal Executive
                             Officer)


/s/ Gary N. Davis           Chief Financial     November 13, 1997
Gary N. Davis               Officer and
                            Director
                            (Principal Financial
                             and Accounting Officer)


/s/ Kimberley J. Love       Secretary and       November  13, 1997
Kimberley J. Love           Director



/s/ John J. Crawford        Director            November  13, 1997
John J. Crawford

                CASPEN OIL, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements


Independent Auditors' Reports                           F2 to F3

Consolidated Financial Statements

  Balance Sheet                                         F4 to F5

  Statements of Operations                                 F6

  Statements of Shareholders' Equity                       F7

  Statements of Cash Flows                              F8 to F9

Notes to Consolidated Financial Statements             F10 to F24





















                                F1

Board of Directors
Caspen Oil, Inc. and Subsidiaries

                   Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of Caspen Oil, Inc. and Subsidiaries as of July 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Caspen Oil, Inc. and Subsidiaries as of July 31, 1996, were audited by other auditors whose report dated September 19, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the July 31, 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspen Oil, Inc. and Subsidiaries as of July 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company's current liabilities exceed its current assets by approximately $2,900,000 at July 31, 1997. The working capital deficit and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   John M. Hanson & Company, P.C.

Denver, Colorado
October 20, 1997
                                F2

                "Reserved for BDO Seidman Report"

































                                F3

                CASPEN OIL, INC. AND SUBSIDIARIES
             Consolidated Balance Sheet (Page 1 of 2)
                          July 31, 1997



                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note B)              $  112,514
  Accounts receivable - trade (Note C)               179,785
  Other                                                1,633
                                                 -----------
      Total current assets                           293,932







PROPERTY AND EQUIPMENT - AT COST (NOTES B AND H)
  Oil and gas properties, full cost method
    used for oil and gas properties               19,763,820
  Office furniture and equipment                     302,061
                                                 -----------
      Total property and equipment                20,065,881

    Less accumulated depletion, depreciation
      and amortization (Notes B and H)           (17,252,217)
                                                 -----------
      Net property and equipment                   2,813,664






OTHER ASSETS
  Investments (Note D)                               810,127
                                                 -----------
Total assets                                      $3,917,723
                                                 ===========

 The accompanying notes are an integral part of these statements

                                F4

                CASPEN OIL, INC. AND SUBSIDIARIES
             Consolidated Balance Sheet (Page 2 of 2)
                          July 31, 1997

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note E)                          $1,350,738
  Accounts payable - trade                           670,069
  Accrued interest (Note E)                          893,777
  Accrued expenses                                   281,235
                                                 -----------
      Total current liabilities                    3,195,819

NON-CURRENT LIABILITIES                                -
                                                 -----------
      Total liabilities                            3,195,819

COMMITMENTS (NOTE G)                                   -
SHAREHOLDERS' EQUITY
  $1.80 cumulative convertible preferred stock,
    Series A, $1 par value.  Authorized
    10,000,000 shares; issued 600,000 shares
    (liquidation preference of $23,314,177
    excluding shares in treasury).                   600,000
  Convertible preferred stock, Series C,
    $1 par value. Authorized 300,000 shares;
    issued and outstanding 300,000 shares
    (liquidation preference of $300,000)             300,000
  Preferred stock, Series E, $1 par value.
    Authorized 1,250,000 shares; issued and
    outstanding 125,000 shares (liquidation
    preference of $500,000)                          125,000
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued 21,092,222 shares      210,922
  Additional paid-in capital                      21,094,871
  Note receivable, officer (Note G)                  (33,000)
  Accumulated deficit                            (21,566,179)
                                                 -----------
      Total shareholders' equity                     731,614

  Less cost of 18,836 common shares and
    500 Series A preferred shares in treasury         (9,710)
                                                 -----------
      Net shareholders' equity                       721,904
                                                 -----------
Total liabilities and shareholders' equity        $3,917,723
 The accompanying notes are an integral part of these statements
                                F5

                CASPEN OIL, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations



Years Ended July 31,                      1997         1996
                                          ----         ----

Revenues
  Crude oil and gas sales            $ 1,012,502  $   921,614
  Interest income                          4,556       34,600
  Other                                   75,081      127,637
                                     -----------  -----------
      Total revenues                   1,092,139    1,083,851

Costs and expenses
  Production and operating               304,369      467,371
  Depletion, depreciation and
   amortization                          245,792      346,660
  General and administrative (Note G)    641,775      621,366
  Interest (Note K)                      442,260      143,647
                                     -----------  -----------
      Total costs and expenses         1,634,196    1,579,044
                                     -----------  -----------
Net loss                                (542,057)    (495,193)

Dividend requirements on
 preferred stock                      (1,079,100)  (1,080,000)
                                     -----------  -----------
Loss applicable to common stock      $(1,621,157) $(1,575,193)
                                     ===========  ===========

Loss per share of common stock       $      (.08) $      (.09)
                                     =========== ============

Weighted average common shares
 outstanding                          20,323,386   18,092,222
                                     =========== ============


 The accompanying notes are an integral part of these statements

                                F6

                     CASPEN OIL, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                  For the Years Ended July 1997 and 1996



                      Series A-E                                                 Accumu-                       Total
                      Preferred             Common Stock         Paid-In         lated         Treasury    Shareholders'
                 Shares      Amount     Shares      Amount       Capital        Deficit         Stock         Equity


Balances,
 July 31, 1995  1,025,000  $1,025,000  18,092,222   $180,922   $21,091,871    $(20,528,929)    $(9,710)     $1,759,154
Net loss            -           -           -           -            -            (495,193)        -          (495,193)
                ---------  ----------  ----------   --------   -----------    ------------     -------      ----------
Balances,
 July 31, 1996  1,025,000   1,025,000  18,092,222     180,922    1,091,871     (21,024,122)     (9,710)      1,263,961
 Issuance of
  3,000,000 shares,
  $.01 par value    -           -       3,000,000      30,000        3,000           -             -            33,000
 Note receivable,
  officer (Note G)  -           -           -           -            -               -             -           (33,000)
Net loss            -           -           -           -            -            (542,057)        -          (542,057)
                ---------   ---------  ----------   ---------   ----------    ------------     -------      ----------
Balances,
 July 31, 1997  1,025,000  $1,025,000  21,092,222    $210,922  $21,094,871    $(21,566,179)    $(9,710)     $  721,904
                =========  ==========  ==========    ========  ===========    ============     =======      ==========

 The accompanying notes are an integral part of these statements

                                F7

                CASPEN OIL, INC. AND SUBSIDIARIES
       Consolidated Statements of Cash Flows (Page 1 of 2)


Year Ended July 31,                       1997         1996


Operating activities:
  Net loss                             $(542,057)   $(495,193)

  Adjustments to reconcile net loss
   to net cash provided by (used for)
   operating activities:

    Depletion, depreciation and
     amortization                        245,792      346,660
    Provision for loss (gain) on assets     -          (7,224)

    Changes in operating assets and liabilities:
      Receivables and other              (49,983)     196,053
      Accounts payable                  (137,248)    (208,198)
      Accrued expenses                   558,844       84,927
                                        --------     --------
      Net cash provided by (used for)
        operating activities            $ 75,348     $(82,975)
                                        ========     ========

















 The accompanying notes are an integral part of these statements

                                F8

                CASPEN OIL, INC. AND SUBSIDIARIES
       Consolidated Statements of Cash Flows (Page 2 of 2)


Year Ended July 31,                       1997         1996


Investing activities:
  Capital expenditures for property
    and equipment                       $(11,748)   $(273,522)
  Proceeds from disposition of property
    and equipment                        221,545       22,245
  Advances to related party and affiliate   -         (24,399)
  Collections on note receivable            -           4,788
  Increase in other assets                  -          (6,882)
                                         -------    ---------
      Net cash provided by (used for)
        investing activities             209,797     (277,770)
                                        --------     --------
Financing activities:
  Payments of debt                      (266,762)     (60,000)
  Proceeds from issuance of debt            -          50,000
                                        --------     --------
      Net cash used for financing
       activities                       (266,762)     (10,000)
                                        --------     --------
Net increase (decrease) in cash and
 cash equivalents                         18,383     (370,745)

Cash and cash equivalents,
 beginning of year                        94,131      464,876
                                        --------     --------
Cash and cash equivalents, end of year  $112,514     $ 94,131
                                        ========     ========

Interest received                       $  3,373     $   -
Interest paid                           $  2,586     $     20






 The accompanying notes are an integral part of these statements

                                F9

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                          July 31, 1997

Note A - Organization and Operations

The Company was incorporated in the State of Nevada in April of 1970. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids in the United States. The Company sells its oil and gas products primarily to domestic pipelines and refineries. The Company's principal producing areas are in Texas, Oklahoma, New Mexico and Louisiana.

Note B - Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of Caspen Oil, Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties
The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                               F10

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note B - Summary of Significant Accounting Policies (continued)

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Materials and Supplies
Inventories, consisting primarily of tubular goods and oil field materials and supplies, are stated at the lower of cost or market, cost being determined by the average cost method.

Capitalized Interest
The Company capitalizes interest (none in 1997) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.

Depreciation and Amortization
Depreciation and amortization have been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. They are placed with banks and mutual fund money market accounts.
                               F11

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Loss Per Common Share
Loss per common share is based on the weighted-average number of shares outstanding during each period. Shares issuable upon conversion of convertible preferred stock and exercise of stock options have not been included in the loss per share calculation since the result would be antidilutive.

Note C - Accounts Receivable

Due to the nature of the business and the size of the Company, significant receivables are owed by a small number of customers. Generally, the Company does not require collateral or other security to support customer receivables. Receivables are primarily an estimate of oil and gas sales for which there is typically a one-to-three month timing difference between the sale and the cash receipt. Therefore, no allowance for doubtful accounts is estimated.

Note D - Investments

Investments are accounted for at cost and have no readily determinable market value. Investments are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on investments are recognized based on the fair value and are reported at the lower of carrying amount or fair value less costs to sell.

                           F12

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


Note E - Notes Payable

Note payable to Lender with interest at prime
plus 1%, due in September, 2004; collateralized
by 100% of the outstanding stock of a
wholly-owned subsidiary, Summit Overseas
Exploration, Inc.                                  $1,315,333

Non-interest bearing, payable due in July, 1988;
collateralized by equipment and video tapes
costing $200,000                                       10,000

Note payable with interest at 8%; to be paid from
net revenue interest cash flow from an oil and
gas property; unsecured                                25,405
                                                   ----------

                                                   $1,350,738
                                                   ==========
The Lender note of $1,315,333 is in default at July 31, 1997, and may be demanded in total, thus is classified as a current liability. The default interest rate is an additional 4%.

Note F - Profit Sharing Plan

The Company established a profit-sharing plan in August, 1993 covering all full-time employees. Company contributions are voluntary and at the discretion of the Board of Directors. For the years ended July 31, 1997 and 1996, the Company contribution to the plan was $29,700 and $30,109, respectively. Contributions to the plan are in excess of the maximum allowable amount determined by the Internal Revenue Code. The effect on the financial statements and the Plan have not been determined.



                               F13

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note G - Related Party Transactions and Commitments

In recognition of Anthony J. Carroll's (the Company's President and Chairman) deferment of $5,000 per month in salary, the Company's Board of Directors offered to and Mr. Carroll accepted the issuance of 3,000,000 shares of common stock, valued at the market value at the date of issue, for a note receivable of $33,000, bearing interest at 7%, payable in full November 15, 1999, and secured by $33,000 of the total accrued salary owed by the Company to Mr. Carroll. Included in accrued liabilities is compensation to officers/directors of $179,000.

In November 1996, the Company exchanged its equity interest and working capital notes in CSV Holdings for an equity interest of 4,250,700 common shares of Kern River plc, a company incorporated and registered in England and Wales under the Companies Act 1985 which trades on the London Stock Exchange Alternative Investment Market. No gain or loss was recognized in the exchange.

Included in investments is 3,719,362 shares of Kern River plc common stock. The Company's cost basis of its investment in Kern River plc is $780,000 (Note D). The Company owns approximately 32% of the outstanding shares. Anthony J. Carroll, an officer and director of the Company, is also a director of Kern River plc and owns 613,621 shares, approximately 5% of the outstanding shares. It is the opinion of the Company's management that the Company does not have significant influence over management decisions or operations of Kern River plc. During the year, the Company sold 531,338 shares of Kern River plc for $100,000. At July 31, 1997, the stock price of Kern River plc was at $.78 per share. Per the Company's management, the volume of stock traded is nominal and market value is not readily determinable. Kern River plc unaudited financial statements show a loss of $206,000 since inception in October of 1996.

Anthony J. Carroll first entered into an Employment Agreement with the Company in May of 1990. The terms of the current agreement, effective January 1, 1996, are as follows. Annual compensation is $144,000 until May 1, 1999. The officer may, at any time during the term of the agreement, elect to terminate the


                               F14

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note H - Oil and Gas Activities (Unaudited)

initial term and begin an extension term for 2 additional years with compensation of $125,000 per year. The officer will continue to receive full benefits which include executive offices, executive assistant and a life insurance policy of at least $1,000,000. If the Company terminates the officer for cause, the Company must pay $375,000 plus full benefits (mentioned above) over the following two years.

The Company uses a service company to provide accounting, engineering and legal services, and office space under a contract which expired July 31, 1997 and is now on a month to month basis. Included in accrued liabilities is $102,000 of unpaid service fees at July 31, 1997. Service fee expense is $238,000 and $299,000 for the years ended July 31, 1997 and 1996.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                     July 31, 1997 July 31, 1996

Unproved oil and gas properties        $     -      $     -
Proved oil and gas properties           19,763,820   19,873,617
                                       -----------  -----------
                                        19,763,820   19,873,617

Less accumulated depreciation, depletion,
  amortization, and impairment         (16,990,304) (16,784,656)
                                       -----------  -----------
     Net capitalized costs             $ 2,773,516  $ 3,088,961

Costs Incurred in Oil and Gas Producing for the Years Ended

Property acquisition costs
  Proved                               $     -      $      -
  Unproved                                   -             -
Exploration costs                            -             -
Development costs                           11,748      262,290
Amortization rate per equivalent barrel
  of production                                .60          .62


                               F15

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note H - Oil and Gas Activities (Unaudited) (continued)

Results of Operations for Oil and Gas Producing Activities for the Years Ended

Oil and gas sales                      $ 1,012,502  $   921,614
Gain on sale of oil and gas properties       -            -
Production costs                          (304,369)    (467,371)
Exploration expenses                         -            -
Depreciation, depletion, and amortization (205,648)    (306,500)
                                        ----------   ----------
                                           502,485      147,743

Income tax expense                           -            -
                                        ----------   ----------
Results of operations for oil and
  gas producing activities
  (excluding corporate overhead and
  financing costs)                      $  502,485   $  147,743
                                        ==========   ==========

Reserve Information
The following estimates of proved and proved developed reserves quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.



                               F16

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note H - Oil and Gas Activities (Unaudited) (continued)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

                            July 31, 1997     July 31, 1996
                            -------------     -------------

                            Oil      Gas      Oil      Gas
                          (Bbls)    (Mcf)    (Bbls)   (Mcf)

Proved developed and undeveloped reserves
 Beginning of year       250,000 5,151,000   430,000  6,930,000
 Revisions of previous
  estimates              (42,000) (253,000) (173,000)(1,422,000)
 Purchases of minerals
  in place                  -         -       19,000     58,000
 Production              (19,000) (263,000)  (26,000)  (338,000)
 Sales of minerals in
  place                   (7,000)  (61,000)     -       (77,000)
                         -------  --------   -------  ---------
 End of year             182,000 4,574,000   250,000  5,151,000
                         ======= =========   =======  =========
Proved developed reserves
 Beginning of year       249,000 4,831,000   406,000  6,126,000
 End of year             181,000 4,238,000   249,000  4,831,000





                               F17

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note H - Oil and Gas Activities (Unaudited) (continued)

Standardized Measure of Discounted Future
  Net Cash Flows

                                    July 31, 1997   July 31, 1996
                                    -------------   -------------

 Future cash inflows                 $12,049,400     $15,143,600
 Future production and
  development costs                   (5,596,500)     (6,121,100)
 Future income tax expenses                -               -
                                     -----------      ----------
                                       6,452,900       9,022,500
 Future net cash flows
  10% annual discount for estimated
    timing of cash flows              (3,155,500)     (4,596,100)
                                     -----------     -----------
 Standardized measures of discounted
  future net cash flows relating to
  proved oil and gas reserves        $ 3,297,400     $ 4,426,400
                                     ===========     ===========
The following reconciles the change in the standardized measure of discounted future net cash flow.

 Beginning of year                   $ 4,426,400     $ 4,581,700
 Sales of oil and gas produced,
  net of production costs               (667,901)       (454,244)
 Net changes in prices and production
  costs                                 (776,773)      3,954,154
 Net change in estimated future
  development costs                       16,706         102,411
 Revisions of previous quantity
  estimates                              697,240      (3,911,897)
 Net change from purchases and sales
  of minerals in place                  (171,808)          1,248
 Accretion of discount                  (226,464)        153,028
                                     -----------     -----------
End of year                          $ 3,297,400     $ 4,426,400
                                     ===========     ===========


                               F18

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


Note I - Income Taxes

At July 31, 1997, the Company has available net operating loss carryovers of approximately $12,000,000, expiring in 2006 through 2011. The Company also has percentage depletion carryovers of approximately $5,000,000. As of July 31, 1997 and 1996, the tax effect on components of the net deferred tax assets are as follows:

                                         1997         1996
                                      ----------   ----------
Net operating loss carryovers         $4,553,000   $3,940,000
Depletion carryovers                   1,900,000    1,884,000
Provision for loss on investmen          604,000      604,000
Oil and gas properties                   143,000       93,000
                                      ----------   ----------
                                       7,200,000    6,521,000

Valuation allowance                   (7,200,000)  (6,521,000)
                                      ----------   ----------
Net deferred tax asset                $    -       $    -
                                      ==========   ==========

The Company recorded a valuation allowance at July 31, 1997 and 1996 because of the uncertainty of the utilization of these future income tax benefits.

A reconciliation of the effective tax rates and the statutory income tax rates is as follows:
                                         1997         1996
                                       --------     --------
Statutory federal rate                    (34)%        (34)%
State income tax rate net of
  federal tax benefit                    (3.3)        (3.3)
Valuation allowance                      37.3         37.3
                                       -------       ------
                                           -  %         -  %
                                       =======       ======



                               F19

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note J - Shareholders' Equity

The Series A cumulative convertible preferred stock is convertible into the Company's common stock at the rate of 1.132 shares of common stock for each share of cumulative convertible preferred stock and is redeemable at any time at the option of the Company for $20 per share. The Series A preferred shares earn dividends at the rate of $1.80 per share per annum. At July 31, 1997, $11,324,177 of dividends on the cumulative convertible preferred stock ($18.89 per share) are in arrears. The liquidation preference on the Series A preferred shares, $23,314,177 at July 31, 1997, is the sum of dividends in arrears at July 31, 1997 and the liquidation preference of $20 per share for each Series A share outstanding at July 31, 1997. In accordance with the Certificate of Designation and Terms applicable to preferred shares, Series A preferred shareholders are granted voting rights to elect two additional directors in the event $2.70 per share of dividends are in arrears.

The Company's Series C convertible preferred stock dividends are noncumulative; the Series C is junior to the Company's Series A preferred stock and is convertible at the option of the holder to 300,000 common shares no earlier than August, 1997.

The Company's Series E convertible preferred stock dividends are noncumulative; the Series E is junior to the Company's Series A and Series C preferred stocks and convertible to common stock, at the option of the holder, subject to certain terms and conditions. The terms and conditions were not met by the prescribed date, nullifying the convertibility of the Series E preferred shares.

Employee Stock Option Plans
The Company has a qualified Incentive Stock Option Plan, as defined in Section 422A of the Internal Revenue Code, that reserved a total of 500,000 shares of common stock for issuance thereunder to certain officers and employees. The plan provides for options to (a) be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant (110% of the fair market value for greater than 10% shareholders), (b) become exercisable at least six months after the date of grant, and (c) lapse no more than 10 years from the date of grant (5 years for greater than 10% shareholders).
                               F20

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note J - Shareholders' Equity (continued)

At February 28, 1997, 60,000 of stock options at an exercise price of $0.4125 per share expired. The Company granted 160,000 fully vested options with an intrinsic value of $0 resulting in no compensation being recognized to one of its officers on November 15, 1996 at an exercise price of $0.015. At July 31, 1997, the outstanding options are exercisable as follows:

Number of stock                      Exercise        Expiration
options exercisable      Vested        price             date

     100,000              100%          $0.50       July 27, 2002
      50,000              100%          0.375   February 28, 2002
      50,000              100%         0.4375      August 1, 2001
      80,000              100%           0.39   February 27, 2001
     160,000              100%           .015   November 15, 2006

The Company also has a qualified 1993 Omnibus Employee Stock Plan, as defined in Section 422A of the Internal Revenue Code, that reserves a total of 2,250,000 shares of common stock for issuance thereunder to qualified employees, directors and consultants of the Company. The plan provides for options to (a) be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant (110% of the fair market value for greater than 10% shareholders); (b) become exercisable in whole or in part and cumulatively, and shall expire, according to the terms of the option, provided that (c) in no event shall an option be exercisable after the tenth (10th) anniversary of its date of grant (5 years for greater than 10% shareholders). On November 19, 1996 the Company granted 1,900,000 options to officers and directors with an intrinsic value of $0 resulting in no compensation being recognized. At July 31, 1997, the outstanding options are exercisable as follows:



                               F21

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Number of Stock                        % Vested/
Options         Exercise  Expiration  Total Shares         Date
Exercisable       Price       Date       Vested          Vested

600,000          $.0165    11-15-01   25%/150,000       11-15-96
                                      50%/300,000       11-15-97
                                      75%/450,000       11-15-98
                                     100%/600,000       11-15-99

600,000           $.015    11-15-06   25%/150,000       11-15-96
                                      50%/300,000       11-15-97
                                      75%/450,000       11-15-98
                                     100%/600,000       11-15-99

350,000           $.015    11-15-06   25%/ 87,500       11-15-96
                                      50%/175,000       11-15-97
                                      75%/262,500       11-15-98
                                     100%/350,000       11-15-99

350,000           $.015    11-15-06   25%/ 87,500       11-15-96
                                      50%/175,000       11-15-97
                                      75%/262,500       11-15-98
                                     100%/350,000       11-15-99

The following is a summary of the status of the Incentive Stock
Option Plan and the Employee

Stock Plan during the year ended July 31, 1997:

                  Incentive Stock               Employee
                    Option Plan                Stock Plan
                 ------------------         ------------------
                           Weighted                   Weighted
                 Number     Average         Number     Average
                   of      Exercise          of       Exercise
                 Shares      Price          Shares       Price
                 ------    --------         ------    --------
Outstanding at
 August 1, 1996  340,000     $0.4311         -              -
Granted          160,000      0.0150     1,900,000       0.0155
Exercised           -           -            -              -
Forfeited        (60,000)     0.4125         -              -
                 -------                 ---------       ------
Outstanding at
 July 31, 1997   440,000      0.2823     1,900,000       0.0155
                 =======                 =========
                               F22

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

The Company applies APB Opinion 25 in accounting for its employee stock plans. No compensation cost has been recognized for the plans in the years ended July 31, 1997 and 1996.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, the fair value of each option granted would be estimated on the grant date based on the stock price and other pertinent factors on the first date at which the number of shares to which an employee or board member is entitled and the exercise price are determinable. It is not possible to reasonably estimate the fair value of the options granted in the year ended July 31, 1997 under an option-pricing model such as the Black-Scholes or a binomial model. A fair value of $0 resulting in no compensation being recognized under FASB 123 which is based on the current intrinsic value of the award, determined in accordance, with the terms that would apply if the option had been currently exercised. This valuation results in no change to net loss and net loss per share.

Note K -

The Company has booked approximately $308,000 in additional interest expense for 1997 as a result of negotiations with their lender (Note E).

Note L - Litigation

The Company is named as a defendant in a lawsuit styled Parallel Petroleum Corporation v. Summit Overseas Exploration, Inc. and Lomak Production L.L.P., Cause No. 41,728. 385th District Court, Midland County, Texas. The lawsuit was filed by Parallel Petroleum Corporation on July 10, 1997. Parallel contends in the lawsuit that it had an agreement with the Company to purchase the Hill #1 well located in Roberts County, Texas, and the associated lease for $250,000. The Company sold the associated lease to Lomak Production L.L.P. Parallel claims breach of contract and seeks specific performance. The Company believes it will prevail in this litigation. Accordingly, the reserve information contained in these financial statements still includes the estimates for the Hill #1 well.




                               F23

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note M - Going Concern Basis

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's current liabilities exceed its current assets by $2,901,887 at July 31, 1997. The working capital deficit results primarily from debt of $1,315,333 plus accrued interest of $893,777 for which payment was in default at July 31, 1997, and accrued expenses of $179,000 to related parties (Note G). The working capital deficit and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that given its current cash position and assuming a satisfactory resolution to the default matter, it will have sufficient working capital to meet its obligations during the ensuing fiscal year.

Note N - Crude Oil and Gas Sales

The Company's only significant business segment is the exploration for and acquisition and development of oil and gas reserves. Customers accounting for 10% or more of the Company's total oil and gas sales are as follows:

                                         1997         1996

Cambridge Production                      14%          10%
Koch Oil Company                            *          12%
Meridian Oil Company                        *          10%
Sonat Exploration                         16%            *
Delhi Gas Pipeline                        11%            *


*  Sales were less than 10% of total sales.

                               F24