Form 10KSB/A
period 1997-07-31
CASPEN OIL INC
filed 1997-12-05
CIK 95254

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A

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

Oil and Gas Operations

    Unless otherwise indicated, the following information under this subsection "Oil and Gas Operations," applies only to one geographic area, the United States.

    Net Proved Oil and Gas Reserves. The following table sets forth estimates of net quantities of proved reserves of crude oil
(including condensate and natural gas liquids) and natural gas of the Company as of July 31, 1997, and 1996.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

LIQUIDITY AND CAPITAL RESOURCES

    Management plans in regard to these matters, as noted in detail below, include working towards a settlement agreement with its current lender, attempting to refinance the debt with a different lender, attempting to resolve disputes with an entity which is withholding certain revenues, pursuing resolution of its litigation and restructuring certain aspects of its operations.

    In April of 1997, the Company was advised by its lender that its Promissory Note dated August 1, 1988 in the principal sum of $15,000,000, made and subscribed by the Company and payable to the order of the lender; and a certain Term Note dated December 14, 1990 in the principal sum of $2,000,000 made and subscribed by the Company and payable to the order of the lender; together with a certain Collateral Mortgage Note dated August 17, 1988 in the principal sum of $30,000,000 (collectively the "Loan"), had been sold and transferred to OTPF Holdings, Inc. In the transition, the Company and the lender acknowledged that: (1) the total outstanding balance due at March 31, 1997 was $2,298,694 of which $1,447,500 is outstanding principal and $851,194 is outstanding interest; (2) principal balance will be reduced by $16,083 per month; (3) accrued interest, as defined by the Loan, will be payable in three (3) thirty (30) month tranches with the first payment being due and payable on September 30, 1999; the second payment due and payable on March 31, 2002; and the third payment due and payable on September 30, 2004; (4) accrued interest that has accumulated through March 31, 1997 on the Loan totals $851,194, which will be payable on or before September 30, 2004; (5) the Company's investment in Kern River plc would be excluded from the collateral base; and (6) the Loan is collateralized by 100% of the stock ownership of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc., a Nevada corporation, and 100% of the Company's oil and gas property interests. Beginning with the July 1997 payment, the Company has not met the required principal payments. In the event of any default the lender may at its discretion foreclose upon its collateral, which consists of 100% of the stock ownership of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc., a Nevada corporation, and 100% of the Company's oil and gas property interests.

The Company's efforts to refinance the outstanding debt due to its lender have proven unsuccessful.

Subsequent to fiscal year ended July 31, 1997, the Company has sold for cash certain of its oil and gas property interests, the proceeds of which have gone directly to reduce its lender's outstanding principal balance as follows:

                               Boston Bayou working interests     $22,500
                               Cox A #1-18 working interest       $35,000

The Company, through its legal counsel, is attempting to cause the operator of the Hill #1-T well in Roberts County, Texas, in which the Company owns a working interest, to release certain suspended revenues.

As noted in the auditors' report on the consolidated financial statements, the working capital deficit and recurring losses from operations raise substantial doubt about the company's ability to continue as a going concern. Management plans in regard to these matters include working towards a settlement agreement with its current lender, attempting to refinance the debt with a different lender, attempting to resolve disputes with an entity which is withholding certain revenues, pursuing resolution of its litigation and restructuring certain aspects of its operations.

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

    In fiscal year 1997, other revenue of $75,081 was lower than the $127,637 in fiscal year 1996, largely due to a write-off during fiscal year 1996 of an account payable deemed not due to a third party operator.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standards.

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

Denver, Colorado
October 20, 1997





                                F2


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Caspen Oil, Inc.
Lakewood, Colorado

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year then end July 31, 1996 of Caspen Oil, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caspen Oil, Inc. and subsidiaries as of July 31, 1996, and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has suffered recurring losses from operations. The working capital deficit and recurring losses raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note M. The financial statements do not include any adjustments that might result from the out come of this uncertainty.



BDO Seidman, LLP

Denver, Colorado
September 19, 1996




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

New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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


                               F18

                CASPEN OIL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


Note I - Income Taxes

At July 31, 1997, the Company has available net operating loss carryovers of approximately $12,000,000, expiring in 2006 through 2011. The Company also has percentage depletion carryovers of approximately $5,000,000. As of July 31, 1997 and 1996, the tax effect on components of the net deferred tax assets are as follows:

                                         1997         1996
                                      ----------   ----------
Net operating loss carryovers         $4,553,000   $3,940,000
Depletion carryovers                   1,900,000    1,884,000
Provision for loss on investment         604,000      604,000
Oil and gas properties                   143,000       93,000
                                      ----------   ----------
                                       7,200,000    6,521,000

Valuation allowance                   (7,200,000)  (6,521,000)
                                      ----------   ----------
Net deferred tax asset                $    -       $    -
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

    Management plans in regard to these matters, as noted in detail below, include working towards a settlement agreement with its current lender, attempting to refinance the debt with a different lender, attempting to resolve disputes with an entity which is withholding certain revenues, pursuing resolution of its litigation and restructuring certain aspects of its operations.

In April of 1997, the Company was advised by its lender that its Promissory Note dated August 1, 1988 in the principal sum of $15,000,000, made and subscribed by the Company and payable to the order of the lender; and a certain Term Note dated December 14, 1990 in the principal sum of $2,000,000 made and subscribed by the Company and payable to the order of the lender; together with a certain Collateral Mortgage Note dated August 17, 1988 in the principal sum of $30,000,000 (collectively the "Loan"), had been sold and transferred to OTPF Holdings, Inc. In the transition, the Company and the lender acknowledged that: (1) the total outstanding balance due at March 31, 1997 was $2,298,694 of which $1,447,500 is outstanding principal and $851,194 is outstanding interest; (2) principal balance will be reduced by $16,083 per month; (3) thirty (30) month tranches with the first payment being due and payable on September 30, 1999; the second payment due and payable on September 20, 2004; (4) accrued interest that has accumulated through March 31, 1997 on the Loan totals $851,194, which will be payable on or before September 30, 2004; (5) the Company's investment in Kern River plc would be excluded from the collateral base; and (6) the Loan is collateralized by 100% of the stock ownership of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc., a Nevada corporation, and 100% of the Company's oil and gas property interests. Beginning with the July 1997 payment, the Company has not met the required principal payments. In the event of any default the lender may at its discretion foreclose upon its collateral, which consists of 100% of the stock ownership of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc., a Nevada corporation, and 100% of the Company's oil and gas property interests.

The Company's efforts to refinance the outstanding debt due to its lender have proven unsuccessful.

Subsequent to fiscal year ended July 31, 1997, the Company has sold for cash certain of its oil and gas property interests, the proceeds of which have gone directly to reduce its lender's outstanding principal balance as follows:

             Boston Bayou working interests     $22,500
             Cox A #1-18 working interest       $35,000

The Company, through its legal counsel, is attempting to cause the operator of the Hill #1-T well in Roberts County, Texas, in which the Company owns a working interest, to release certain suspended revenues.

The Company anticipates that with it current cash position and with a timely and satisfactory resolution of its litigation (see "Note L - Litigation"), it will have sufficient working capital to cure its lender default and to meet its obligations during the ensuing fiscal year.

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