Form 10QSB
period 1997-10-31
CASPEN OIL INC
filed 1997-12-19
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
     October 31, 1997                            1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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

       Yes    X                                             No

As of October 31, 1997, the Registrant had 21,092,222 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X

CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

October 31, 1997




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets. . . . . . . . . . .  1-2

Condensed Consolidated Statements of Operations. . . . . . .  3

Condensed Consolidated Statement of Shareholders' Equity . .  4

Condensed Consolidated Statements of Cash Flows. . . . . . .  5

Notes to Condensed Consolidated Financial Statements . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of
Operation. . . . . . . . . . . . . . . . . . . . . . . . .  7-8

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders .  9

Item 6.Exhibits and Reports on Form 8- K . . . . . . . . . .  9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 10

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                          October 31,   July 31,
ASSETS                                       1997         1997

CURRENT ASSETS
  Cash and cash equivalents              $   124,570 $   112,514
  Accounts rec., trade                       149,051     179,785
  Other                                        2,215       1,633
                                         ----------- -----------
                                             275,836     293,932
                                         ----------- -----------
PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties, full cost
   method of accounting                   19,721,071  19,763,820
  Other                                      302,061     302,061
                                         ----------- -----------
                                          20,023,132  20,065,881
  Less accum. depl., deprec., and amort.  17,295,893  17,252,217
                                        ------------ -----------
                                           2,727,239   2,813,664
                                        ------------ -----------

OTHER
  Investments                                810,127     810,127
                                        ------------ -----------
       TOTAL ASSETS                      $ 3,813,202 $ 3,917,723
                                        ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                         $  1,345,738 $ 1,350,738
  Accounts payable, trade                    610,960     670,069
  Accrued interest                           918,596     893,777
  Accrued expenses                           329,535     281,235
                                        ------------ -----------
                                           3,204,829   3,195,819

LONG-TERM LIABILITIES
                                              ---         ---
                                        ------------ -----------
         TOTAL LIABILITIES                 3,204,829   3,195,819
                                        ------------ -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock:
   Series A                                  600,000     600,000
   Series C                                  300,000     300,000
   Series E                                  125,000     125,000
  Common stock                               210,922     210,922
  Additional paid-in capital              21,094,871  21,094,871
  Note receivable-Officer                    (33,000)    (33,000)
  Accumulated deficit                    (21,679,710)(21,566,179)
                                         ----------- -----------
                                             618,083     731,614
  Less treasury stock                          9,710       9,710
                                          ---------- -----------
      TOTAL SHAREHOLDERS' EQUITY             608,373     721,904
                                          ---------- -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY              $ 3,813,202 $ 3,917,723
                                         =========== ===========

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                            Three months ended
                                                October 31,
                                            ------------------
                                             1997         1996

REVENUE
   Oil and gas sales                      $ 139,631    $ 226,517
   Interest income                            1,422          637
   Other                                    (11,672)      13,479
                                          ---------    ---------
                                            129,381      240,633
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                  35,979       55,925
   Depl., deprec., and amort.                43,676       52,242
   General and administrative               138,438      145,731
   Interest expense                          24,819        1,053
                                          ---------    ---------
                                            242,912      254,951
                                          ---------    ---------
NET LOSS                                   (113,531)     (14,318)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(383,306)   $(284,093)
                                          =========    =========
LOSS PER COMMON SHARE                     $    (.02)   $    (.02)
                                          =========    =========









See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)




                           Series A,C,E            Common stock      Additional  Accumu-       Note                  Total
                          Preferred Stock                              paid-in    lated        Rec.-     Treasury  shareholders'
                        Shares      Amount       Shares    Amount     capital    deficit      Officer    stock       equity
                        -------    --------    ---------  --------- ----------- ------------  -------   --------  ------------
Balance at July 31, 1997 1,025,000 $1,025,000  21,092,222 $ 210,922 $21,094,871 $(21,566,179) $(33,000) $(9,710)  $ 721,904




Net loss                                                                             113,531)                      (113,531)


                         --------- ----------  ---------- --------- ----------- ------------- --------- --------  ---------
Balance at Oct 31, 1997  1,025,000 $1,025,000  21,092,222 $ 210,922 $21,094,871 $(21,679,710) $(33,000) $(9,710)  $ 608,373
                         ========= ==========  ========== ========= =========== ============= ========== ======== ==========




















































                                                                      4
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                               Three months ended
                                                   October 31,
                                               ------------------
                                                 1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(113,531) $(14,318)
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depletion, depreciation, and amortization      43,676    52,242

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable      30,734  (  2,339)
(Increase) decrease in other assets           (    582)      450
Decrease in notes/accts. payable              ( 64,109) ( 60,912)
Increase (decrease) in accrued expenses         73,118  (  6,399)
                                             ---------- ---------
NET CASH USED FOR
OPERATING ACTIVITIES                          ( 30,694) ( 31,276)
                                             ---------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property and
 equipment                                      45,383     8,356
Purchase of property and equipment            (  2,633) (  4,484)
                                             ---------- ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES       42,750     3,872
                                             --------- ----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           12,056  ( 27,404)

CASH AND CASH EQUIVALENTS, BEG.                112,514    94,131
                                             --------- ---------
CASH AND CASH EQUIVALENTS, END               $ 124,570  $ 66,727
                                             ========= =========

See accompanying notes to condensed consolidated financial statements.

                              5
CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended October 31, 1997


(1)     Basis of Presentation

   The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at October 31, 1997, and the results of operations for the three month periods ended October 31, 1997, and 1996. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB/A.

(2)     Notes payable

Note payable to Lender with interest at prime
plus 1%, due in September, 2004; collateralized
by 100% of the outstanding stock of a
wholly-owned subsidiary, Summit Overseas
Exploration, Inc.                                  $1,310,333

Non-interest bearing payable due in July, 1998;
collateralized by equipment and video tapes
costing $200,000                                       10,000

Note payable with interest at 8%; to be paid from
net revenue interest cash flow from an oil and
gas property; unsecured                                25,405
                                                   ----------
                                                   $1,345,738
                                                   ==========

The Lender note of $1,310,333 is in default at October 31, 1997, and may be demanded in total, thus is classified as a current liability. The default interest rate is an additional 4%.


                               6
CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's annual report on Form 10-KSB/A for the fiscal year ended July 31, 1997.

Liquidity and Capital Resources

During the three months ended October 31, 1997, the working capital deficit increased from July 31, 1997, by approximately $27,000. This increase is due largely to the pay down of certain outstanding trade payables from July 31, 1997, offset by an increase in accrued expenses and collections of certain trade receivables.

The Company's current liabilities exceed current assets by $2,928,993 at October 31, 1997. The working capital deficit at October 31, 1997, is due primarily to the $1,310,333 of the Company's debt due to its Lender (See Note 2) and to outstanding trade and note payables of an approximate $645,000, as well as accrued interest and expenses approximating $1,250,000.

The Company anticipates that with its current cash position and with a timely and satisfactory resolution of its litigation it will have sufficient working capital to cure its lender default and to meet its obligations throughout the remaining fiscal year.

Results of Operations

Oil and gas revenues were lower in the three months ended October 31, 1997, as compared to the three months ended October 31, 1996. This reduction in oil and gas revenue was a result of the sale of various oil and gas interests which facilitated the reduction in debt.

The Company experienced slightly higher gas prices in the three months ended October 31, 1997, compared with those received in the same period last year, and lower oil prices were experienced in the first three months of fiscal year 1997 when compared with the same period last year. Average oil and gas prices received in the three months ended October 31, 1997, were approximately $18.00 per barrel of oil and $2.00 per MCF gas as compared to approximately $20.00 per barrel of oil and $1.85 per MCF gas for the three months ended October 31, 1996.

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation, Continued

Results of Operations (Continued)

The Company reported a net loss of $(113,531) for the three months ended October 31, 1997, compared to a net loss of $(14,318)for the three months ended October 31, 1996. This is primarily due to lower oil and gas revenues for the three months ended October 31, 1997, and an increase in interest expense accrued but unpaid to the Company's lender, as compared with the three months ended October 31, 1996. Oil and gas revenues approximated $140,000 for the three months ended October 31, 1997, while revenues for the same period in 1996 approximated $227,000. Production and operating expenses for the quarter ended October 31, 1997, were approximately $36,000, as compared to the quarter ended October 31, 1996, which were approximately $56,000.

General and administrative expenses for the three months ended
October 31, 1997, decreased by approximately $7,000 from the corresponding three months ended October 31, 1996.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of October 31, 1997, dividends on the Company's Series A Shares are in arrears $19.34 per share for a total of $11,593,952.

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



                                      CASPEN OIL, INC.




December 19, 1997                     By:/s/ Gary N. Davis
                                          Gary N. Davis,
                                            Treasurer