Form 10QSB
period 1998-01-31
CASPEN OIL INC
filed 1998-03-16
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
     January 31, 1998                           1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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

       Yes    X                                             No

As of January 31, 1998, the Registrant had 21,092,222 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X

CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

January 31, 1998




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets. . . . . . . . . . .  1-2

Condensed Consolidated Statements of Operations. . . . . . .3-4

Condensed Consolidated Statement of Shareholders' Equity . .  5

Condensed Consolidated Statements of Cash Flows. . . . . . .  6

Notes to Condensed Consolidated Financial Statements . . . .  7

Item 2.  Management's Discussion and Analysis or Plan of
Operation. . . . . . . . . . . . . . . . . . . . . . . . .  8-9

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders . 10

Item 6.Exhibits and Reports on Form 8- K . . . . . . . . . . 10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 11

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                          January 31,   July 31,
ASSETS                                       1998         1997

CURRENT ASSETS
  Cash and cash equivalents              $   115,907 $   112,514
  Accounts rec., trade                        80,679     179,785
  Other                                        2,797       1,633
                                         ----------- -----------
                                             199,383     293,932
                                         ----------- -----------
PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties, full cost
   method of accounting                   19,713,189  19,763,820
  Other                                      102,061     302,061
                                         ----------- -----------
                                          19,815,250  20,065,881
  Less accum. depl., deprec., and amort.  17,152,890  17,252,217
                                        ------------ -----------
                                           2,662,360   2,813,664
                                        ------------ -----------

OTHER
  Investments                                810,127     810,127
                                        ------------ -----------
       TOTAL ASSETS                      $ 3,671,870 $ 3,917,723
                                        ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                         $  1,280,738 $ 1,350,738
  Accounts payable, trade                    598,726     670,069
  Accrued interest                           955,821     893,777
  Accrued expenses                           374,354     281,235
                                        ------------ -----------
                                           3,209,639   3,195,819

LONG-TERM LIABILITIES
                                              ---         ---
                                        ------------ -----------
         TOTAL LIABILITIES                 3,209,639   3,195,819
                                        ------------ -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock:
   Series A                                  600,000     600,000
   Series C                                  300,000     300,000
   Series E                                  125,000     125,000
  Common stock                               210,922     210,922
  Additional paid-in capital              21,094,871  21,094,871
  Note receivable-Officer                    (33,000)    (33,000)
  Accumulated deficit                    (21,825,852)(21,566,179)
                                         ----------- -----------
                                             471,941     731,614
  Less treasury stock                          9,710       9,710
                                          ---------- -----------
      TOTAL SHAREHOLDERS' EQUITY             462,231     721,904
                                          ---------- -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY              $ 3,671,870 $ 3,917,723
                                        ============ ============

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                            Three months ended
                                                January 31,
                                            ------------------
                                             1998         1997

REVENUE
   Oil and gas sales                      $ 108,713    $ 278,313
   Interest income                            1,426          588
   Other                                      7,678       14,299
                                          ---------    ---------
                                            117,817      293,200
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                  65,836      110,420
   Depl., deprec., and amort.                26,997       51,798
   General and administrative               133,388      172,615
   Interest expense                          37,737          510
                                          ---------    ---------
                                            263,958      335,343
                                          ---------    ---------
NET LOSS                                   (146,141)     (42,143)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(415,916)   $(311,918)
                                          =========    =========
LOSS PER COMMON SHARE                     $    (.02)   $    (.01)
                                          =========    =========











See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                             Six months ended
                                                January 31,
                                            ------------------
                                             1998         1997

REVENUE
   Oil and gas sales                      $ 248,344    $ 504,830
   Interest income                            2,848        1,225
   Other                                     (3,994)      27,778
                                          ---------    ---------
                                            247,198      533,833
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                 101,815      166,345
   Depl., deprec., and amort.                70,673      104,040
   General and administrative               271,826      318,346
   Interest expense                          62,556        1,563
                                          ---------    ---------
                                            506,870      590,294
                                          ---------    ---------
NET LOSS                                   (259,672)     (56,461)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    539,550      539,550
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(799,222)   $(596,011)
                                          =========    =========
LOSS PER COMMON SHARE                     $    (.04)   $    (.03)
                                          =========    =========











See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)




                               Series A,C, E           Common stock       Additional     Accumu-      Note                  Total
                              Preferred Stock                               paid-in       lated        Rec-    Treasury    shlders'
                            Shares      Amount      Shares      Amount     capital       deficit     Officer     stock      equity
                           -------   --------    ----------  ----------  -----------  ------------- -------   --------   ----------
Balance at July 31, 1997  1,025,000   $1,025,000  21,092,222 $ 210,922   $21,094,871  $(21,566,179)  $(33,000) $(9,710)   $ 721,904



Net loss                                                                                (  113,531)                       (113,531)
                           ---------   ----------  ---------- ---------  -----------  -------------  --------- --------   ---------
Balance at October 31,1997 1,025,000   $1,025,000  21,092,222 $ 210,922  $21,094,871  $(21,679,710)  $(33,000) $(9,710)   $ 608,373







Net loss                                                                                  (  146,141)                     (146,141)

                           ---------   ----------  ---------- ---------   -----------   -------------  --------- -------- ---------
Balance at January 31,1998 1,025,000   $1,025,000  21,092,222 $ 210,922   $21,094,871   $(21,825,851)  $(33,000) $(9,710) $ 462,232
                           =========   ==========  ========== =========   ===========   =============  ========= ======== =========

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                Six months ended
                                                   January 31,
                                               ------------------
                                                 1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(259,672) $(56,461)
Adjustments to reconcile net income
to net cash used in operating activities:
 Depletion, depreciation, and amortization    ( 99,329)  104,040
 Issuance of common stock                        ---      33,000
 Disposition of junked asset                   200,000     ---

Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable     99,106  ( 63,803)
 (Increase) decrease in other assets           ( 1,164)    8,889
 Decrease in notes/accts. payable             (141,343) ( 73,033)
 Increase (decrease) in accrued expenses       155,163    84,883
                                             ---------- --------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                          ( 47,239)   37,515
                                             ---------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposition of property and
 equipment                                      54,652     4,401
 Purchase of property and equipment            ( 4,020)  ( 7,729)
                                             ---------- --------
NET CASH PROVIDED BY (USED FOR)INVESTING
  ACTIVITIES                                    50,632   ( 3,328)
                                             --------- ---------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             3,393    34,187

CASH AND CASH EQUIVALENTS, BEG.                112,514    94,131
                                             --------- ---------
CASH AND CASH EQUIVALENTS, END               $ 115,907  $128,318
                                             ========= =========

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended January 31, 1998


(1)     Basis of Presentation

   The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at January 31, 1998, and the results of operations for the six month periods ended January 31, 1998 and 1997. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB/A.

(2)     Notes payable

Note payable to Lender with interest at prime
plus 1%, due in September, 2004; collateralized
by 100% of the outstanding stock of a
wholly-owned subsidiary, Summit Overseas
Exploration, Inc.                                  $1,245,333

Non-interest bearing payable due in July, 1998;        10,000

Note payable with interest at 8%; to be paid from
net revenue interest cash flow from an oil and
gas property; unsecured                                25,405
                                                   ----------
                                                   $1,280,738
                                                   ==========

The Lender note of $1,245,333 is in default at January 31, 1998, and may be demanded in total, thus is classified as a current liability. The default interest rate is an additional 4%.










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

Liquidity and Capital Resources

During the six months ended January 31, 1998, the working capital deficit increased from July 31, 1997, by approximately $108,000. This increase is due largely to the pay down of certain outstanding trade payables from July 31, 1997, offset by an increase in accrued expenses and collections of certain trade receivables.

The Company's current liabilities exceed current assets by $3,010,256 at January 31, 1998. The working capital deficit at January 31, 1998, is due primarily to the $1,245,333 of the Company's debt due to its Lender (See Note 2) and to outstanding trade and note payables of an approximate $634,000, as well as accrued interest and expenses approximating $1,330,000.

The Company anticipates that with its current cash position and with a timely and satisfactory resolution of its litigation it will have sufficient working capital to cure its Lender default and to meet its obligations throughout the remaining fiscal year.

Results of Operations

Oil and gas revenues were lower in the six months ended January 31, 1998, as compared to the six months ended January 31, 1997. This reduction in oil and gas revenue was a result of the sale of various oil and gas interests which facilitated the reduction in debt, as well as lower overall oil and gas prices received for production in the first six months of fiscal year 1998 as compared to the same period in fiscal year 1997.

The Company experienced slightly lower gas prices in the six months ended January 31, 1998, compared with those received in the same period last year, and significantly lower oil prices were experienced in the first six months of fiscal year 1998 when compared with the same period last year. Average oil and gas prices received in the six months ended January 31, 1998, were approximately $16.60 per barrel of oil and $2.40 per mcf gas as compared to approximately $22.00 per barrel of oil and $2.50 per mcf gas for the six months ended January 31, 1997.

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation, Continued

Results of Operations (Continued)

The Company reported a net loss of $(259,672) for the six months ended January 31, 1998, compared to a net loss of $(56,461) for the six months ended January 31, 1997. This is primarily due to the sale of various oil and gas interests which facilitated the reduction in debt, as well as, to lower oil and gas revenues for the six months ended January 31, 1998, and an increase in interest expense accrued but unpaid to the Company's lender, as compared with the six months ended January 31, 1997. Oil and gas revenues approximated $248,000 for the six months ended January 31, 1998, while revenues for the same period in 1997 approximated $504,000. Production and operating expenses for the six months ended January 31, 1998, were approximately $102,000, as compared to the six months ended January 31, 1997, which were approximately $166,000.

General and administrative expenses for the six months ended
January 31, 1998, decreased by approximately $46,500 from the corresponding six months ended January 31, 1997.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of January 31, 1998, dividends on the Company's Series A Shares are in arrears $19.79 per share for a total of $11,863,727.

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



                                      CASPEN OIL, INC.




March 16, 1998                         By:/s/ Gary N. Davis
                                          Gary N. Davis,
                                            Treasurer