Form 10QSB
period 1998-04-30
CASPEN OIL INC
filed 1998-06-19
CIK 95254

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For Quarter Ended                  Commission File Number
     April 30, 1998                             1-7965


                             CASPEN OIL, INC.
          (Exact name of registrant as specified in its charter)


         Nevada                              75-1325831
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


                        777 S. Wadsworth Boulevard
                           Irongate 3, Suite 201
                            Lakewood, CO  80226
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

       Yes    X                                             No

As of April 30, 1998, the Registrant had 21,092,222 shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    ;  No   X

CASPEN OIL, INC.
AND SUBSIDIARIES

FORM 10-QSB

April 30, 1998




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets. . . . . . . . . . .  1-2

Condensed Consolidated Statements of Operations. . . . . . .3-4

Condensed Consolidated Statement of Shareholders' Equity . .  5

Condensed Consolidated Statements of Cash Flows. . . . . . .  6

Notes to Condensed Consolidated Financial Statements . . . .7-8

Item 2.  Management's Discussion and Analysis or Plan of
Operation. . . . . . . . . . . . . . . . . . . . . . . . .  8-9

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders . 10

Item 6.Exhibits and Reports on Form 8- K . . . . . . . . . . 10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 11

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                          April 30,     July 31,
ASSETS                                       1998         1997

CURRENT ASSETS
  Cash and cash equivalents              $   262,173 $   112,514
  Accounts rec., trade                        95,482     179,785
  Other                                        4,919       1,633
                                         ----------- -----------
                                             362,574     293,932
                                         ----------- -----------
PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties, full cost
   method of accounting                   19,630,085  19,763,820
  Other                                      102,061     302,061
                                         ----------- -----------
                                          19,732,146  20,065,881
  Less accum. depl., deprec., and amort.  17,180,802  17,252,217
                                        ------------ -----------
                                           2,551,344   2,813,664
                                        ------------ -----------

OTHER
  Investments                                810,127     810,127
                                        ------------ -----------
       TOTAL ASSETS                      $ 3,724,045 $ 3,917,723
                                        ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable-Lender (Note 2)         $    192,996 $ 1,315,333
  Notes payable-other                         35,404      35,404
  Accounts payable, trade                    586,555     670,069
  Accrued interest-Lender (Note 2)              ---      893,777
  Accrued interest-other                         496        ---
  Accrued expenses                           317,405     281,235
                                        ------------ -----------
                                           1,132,856   3,195,819

LONG-TERM LIABILITIES
   Note payable-Lender (Note 2)              961,504         --
   Accrued interest-Lender (Note 2)          983,022        ---
                                        ------------ -----------
                                           1,944,526         --

         TOTAL LIABILITIES                 3,077,382   3,195,819
                                        ------------ -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock:
   Series A                                  600,000     600,000
   Series C                                  300,000     300,000
   Series E                                  125,000     125,000
  Common stock                               210,922     210,922
  Additional paid-in capital              21,094,871  21,094,871
  Note receivable-Officer                    (33,000)    (33,000)
  Accumulated deficit                    (21,641,420)(21,566,179)
                                         ----------- -----------
                                             656,373     731,614
  Less treasury stock                          9,710       9,710
                                         ----------- -----------
      TOTAL SHAREHOLDERS' EQUITY             646,663     721,904
                                         ----------- -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY              $ 3,724,045 $ 3,917,723
                                         =========== ===========




See accompanying notes to condensed consolidated financial statements.




                              2
CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                            Three months ended
                                                April 30,
                                            ------------------
                                             1998         1997

REVENUE
   Oil and gas sales                      $ 140,318    $ 325,404
   Gain on sale of oil
     and gas property                       156,258      100,000
   Interest income                            1,780          825
   Other                                     22,188       17,895
                                          ---------    ---------
                                            320,544      444,124
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                  43,376       88,795
   Depl., deprec., and amort.                27,912       50,360
   General and administrative                36,615      156,482
   Interest expense                          28,209     (  1,562)
                                          ---------    ---------
                                            136,112      294,075
                                          ---------    ---------
NET INCOME                                  184,432      150,049

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    269,775      269,775
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $( 85,343)   $(119,726)
                                          =========    =========
LOSS PER COMMON SHARE                     $    *       $    (.01)
                                          =========    =========





*Less than one cent ($.01)



See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)


                                             Nine months ended
                                                April 30,
                                            ------------------
                                             1998         1997

REVENUE
   Oil and gas sales                      $ 388,662    $ 830,234
   Gain on sale of oil
      and gas property                      156,258      100,000
   Interest income                            4,628        2,050
   Other                                     18,194       45,672
                                          ---------    ---------
                                            567,742      977,956
                                          ---------    ---------
COSTS AND EXPENSES
   Production and operating                 145,191      255,140
   Depl., deprec., and amort.                98,585      154,400
   General and administrative               308,441      474,828
   Interest expense                          90,765            1
                                          ---------    ---------
                                            642,982      884,369
                                          ---------    ---------
NET INCOME (LOSS)                          ( 75,240)      93,587

DIVIDEND REQUIREMENTS ON PREFERRED STOCK    809,325      809,325
                                          ---------    ---------
LOSS APPLICABLE TO COMMON STOCK           $(884,565)   $(715,738)
                                          =========    =========
LOSS PER COMMON SHARE                     $    (.04)   $    (.03)
                                          =========    =========







See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)




                              Series A,C, E           Common stock       Additional     Accumu-      Note                  Total
                             Preferred Stock                               paid-in       lated        Rec-    Treasury    shlders'
                           Shares      Amount      Shares      Amount     capital       deficit     Officer     stock      equity
                           -------   --------    ----------  ----------  -----------  ------------- -------   --------   ----------
Balance at July 31, 1997  1,025,000   $1,025,000  21,092,222 $ 210,922   $21,094,871  $(21,566,179)  $(33,000) $(9,710)   $ 721,904



Net loss                                                                                (  113,531)                       (113,531)
                           ---------   ----------  ---------- ---------  -----------  -------------  --------- --------   ---------
Balance at October 31,1997 1,025,000   $1,025,000  21,092,222 $ 210,922  $21,094,871  $(21,679,710)  $(33,000) $(9,710)   $ 608,373







Net loss                                                                                  (  146,141)                     (146,141)

                           ---------   ----------  ---------- ---------   -----------   -------------  --------- -------- ---------
Balance at January 31,1998 1,025,000   $1,025,000  21,092,222 $ 210,922   $21,094,871   $(21,825,851)  $(33,000) $(9,710) $ 462,232
                           =========   ==========  ========== =========   ===========   =============  ========= ======== =========


Net income                                                                                   184,432                        184,432
                           ---------   ----------  ---------- ---------   -----------   -------------  --------  -------  ---------
Balance at April 30, 1998  1,025,000   $1,025,000  21,092,222 $ 210,922   $21,094,871   $(21,641,419)  $(33,000) $(9,710) $ 646,664
                           =========   ==========  ========== =========    ==========   =============  ========= ======== =========


CASPEN OIL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                Nine months ended
                                                   April 30,
                                               ------------------
                                                 1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $( 75,240) $ 93,587
Adjustments to reconcile net income
to net cash used in operating activities:
 Depletion, depreciation, and amortization    ( 71,415)  154,400
 Issuance of common stock                        ---      33,000
 Disposition of junked asset                   200,000     ---

Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable     84,303  ( 52,238)
 (Increase) decrease in other assets           ( 3,286)   17,450
 Decrease in notes/accts. payable             (244,348) (268,719)
 Increase (decrease) in accrued expenses       125,910    98,177
                                             ---------- --------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                            15,924    75,657
                                             ---------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposition of property and
 equipment                                     138,217     4,506
 Purchase of property and equipment            ( 4,482)  (11,021)
                                             ---------- --------
NET CASH PROVIDED BY (USED FOR)INVESTING
  ACTIVITIES                                   133,735   ( 6,515)
                                             --------- ---------

INCREASE IN CASH AND CASH EQUIVALENTS          149,659    69,142

CASH AND CASH EQUIVALENTS, BEGINNING           112,514    94,131
                                             --------- ---------
CASH AND CASH EQUIVALENTS, ENDING            $ 262,173  $163,273
                                             ========= =========

See accompanying notes to condensed consolidated financial statements.

CASPEN OIL, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended April 30, 1998

(1)     Basis of Presentation

   The condensed interim consolidated financial statements included herein are unaudited but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at April 30, 1998, and the results of operations for the nine month periods ended April 30, 1998 and 1997. Interim results are not necessarily indicative of expected annual results because of the impact of prices obtained for oil and gas and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto, included in its annual report on Form 10-KSB/A.

(2)     Note payable - Lender

Note payable to Lender with interest at prime plus 1%, due September, 2004; collateralized by 100% of the outstanding stock of the Company's wholly-owned subsidiary, Summit Overseas Exploration, Inc. ("Summit") and by all of the oil and gas interests and properties owned by Summit, save and except for Summit's interest owned through its Kern River, plc investment, located in Bakersfield, California.

Principal only payments of $16,083 are due and payable monthly to the Lender with interest accruing and becoming due and payable in three (3) thirty (30) month tranches with the first payment being due and payable September 30, 1999; the second payment due and payable March 31, 2002; and the third payment due and payable September 30, 2004.

Additionally, $851,192 of interest that had accrued and had remained unpaid on the loan to the Lender for the period up to and including March 31, 1997 will become due and payable on or before September 30, 2004.

Current portion of principal due to Lender
   at April 30, 1998                             $  192,996

Long-term portion of principal due to Lender
   at April 30, 1998                                961,504
                                                  ---------
Total Principal due to Lender
   at April 30 1998                              $1,154,500
                                                  =========

                               7
CASPEN OIL, INC.
AND SUBSIDIARIES

(2)     Note payable - Lender (continued)

Long term portion of accrued interest due
   to Lender at April 30, 1998                    $ 983,022
                                                   ========


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

Liquidity and Capital Resources

During the nine months ended April 30, 1998, the working capital deficit decreased from July 31, 1997, by approximately $2,132,000. This decrease is due largely to the reclassification to long-term liability that portion of lender principal and accrued interest considered a current liability at July 31, 1997 and to the pay down of certain outstanding trade payables.

The Company's current liabilities exceed current assets by $770,282 at April 30, 1998. The working capital deficit at April 30, 1998, is due primarily to the Company's debt due to its Lender (See Note 2) and to outstanding trade and note payables of an approximate $600,000. The Company anticipates that with its current cash position it will have sufficient working capital to meet its obligations throughout the remaining fiscal year.

Results of Operations

Oil and gas revenues were significantly lower in the nine months ended April 30, 1998, as compared to the nine months ended April 30, 1997. This reduction in oil and gas revenue was a result of the sale of various oil and gas interests which facilitated the reduction in debt, as well as lower overall oil and gas prices received for production in the first nine months of fiscal year 1998 as compared to the same period in fiscal year 1997.

The Company experienced equal gas prices in the nine months ended April 30, 1998, compared with those received in the same period last year, and significantly lower oil prices were experienced in the first nine months of fiscal year 1998 when compared with the

CASPEN OIL, INC.
AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of
Operation, Continued

Results of Operations (Continued)

same period last year. Average oil and gas prices received in the nine months ended April 30, 1998, were approximately $16.00 per barrel of oil and $2.00 per mcf gas as compared to approximately $19.00 per barrel of oil and $2.00 per mcf gas for the nine months ended April 30, 1997.

The Company reported a net loss of $(75,240) for the nine months ended April 30, 1998, compared to a net income of $93,587 for the nine months ended April 30, 1997. This is primarily due to the sale of various oil and gas interests which facilitated the reduction in debt, as well as, to lower oil and gas revenues for the nine months ended April 30, 1998, and an increase in interest expense accrued but unpaid to the Company's lender, as compared with the nine months ended April 30, 1997. Oil and gas revenues approximated $389,000 for the nine months ended April 30, 1998, while revenues for the same period in 1997 approximated $830,000. Production and operating expenses for the nine months ended April 30, 1998, were approximately $145,000, as compared to the nine months ended April 30, 1997, which were approximately $255,000.

General and administrative expenses for the nine months ended
April 30, 1998, decreased by approximately $166,000 from the corresponding nine months ended April 30, 1997.

Series A Preferred Stock Cumulative Dividends In Arrears

The terms of the Series A Shares provide that no dividends may be paid on the Common Shares or Series C or E Preferred Shares while dividends on the Series A Shares are in arrears. The Company has not paid any dividends on the Series A Shares since June 30, 1988. As of April 30, 1998, dividends on the Company's Series A Shares are in arrears $20.24 per share for a total of $12,133,502.

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



                                      CASPEN OIL, INC.




June 19, 1998                         By:/s/ Gary N. Davis
                                          Gary N. Davis,
                                            Treasurer